Form 10KSB40
period 1999-12-31
SOUND DESIGNS INC
filed 2000-03-30
CIK 1081418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________ (No fee required)


                               SOUND DESIGNS, INC.
                              (Name of Registrant)

           NEVADA                     000-28331                88-0412455
(State or other jurisdiction of      (Commission            (I.R.S. Employer
incorporation or organization)       File Number)         Identification Number)

              14677 MIDWAY ROAD, SUITE 206, ADDISON, TEXAS, U.S.A.
                    (Address of principal executive officers)

                                      75001
                                   (Zip Code)

                                  972-687-0090
                         (Registrant's telephone number,
                              including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                     NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                             ON WHICH REGISTERED
      -------------------                            ---------------------
            None                                         Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $68,024.00

At March 28, 2000, there were 39,000,000 shares of the Issuer's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Issuer (based on the closing bid and asked price for the Common Stock on the OTC Bulletin Board system on March 28, 2000) was approximately $176,138,450.

                               SOUND DESIGNS, INC.

                                  ANNUAL REPORT

                                     FOR THE

                       FISCAL YEAR ENDED DECEMBER 31, 1999




                                TABLE OF CONTENTS



Recent Developments .........................................................................................     2
Description of Our Business and Plan of Development .........................................................     2
Stockholder Meetings and Voting .............................................................................     9
Information About Our Common Stock ..........................................................................     9
Discussion and Analysis of Our Financial Condition ..........................................................    10
Principal Stockholders ......................................................................................    12
Management ..................................................................................................    13
Forward-Looking Statements ..................................................................................    15
Exhibits and Certain Reports ................................................................................    15

                               RECENT DEVELOPMENTS

         On March 10, 2000, Sound Designs, Inc., a Nevada corporation, closed the Agreement and Plan of Merger we entered into with SD Acquisition, Inc., our wholly-owned subsidiary, and Plus Solutions, Inc., a Texas corporation. Pursuant to the merger agreement, Plus Solutions merged with SD Acquisition and became our wholly-owned subsidiary. As consideration for the merger, the stockholders of Plus Solutions received approximately 1.69 shares of our common stock for each share of Plus Solutions common stock they owned. As a result, the former stockholders of Plus Solutions currently own 60 percent of the outstanding shares of our common stock. In addition, the merger agreement required us to cause all of our existing directors and officers to resign and name Max Golden, Mack Lawrence and John Reynolds as the directors of Sound Designs.

         In the merger agreement, Sound Designs and Plus Solutions made representations and warranties to each other typical in similar agreements, which representations and warranties survive indefinitely after the closing of the merger agreement. In addition, Barry Wosk and Marvin Wosk, the previous directors and officers of Sound Designs, executed Standstill Agreements which required Barry Wosk and Marvin Wosk to refrain from selling any shares of our common stock until April 9, 2000.

         After the closing of the merger agreement, Sound Designs adopted the business plan and business strategy of Plus Solutions and the new board of directors named all of the previous officers of Plus Solutions to similar offices with Sound Designs. We intend to call a stockholders meeting in the near future for the purpose of changing the our name to "Plus Solutions, Inc.". In addition we will soon apply to the OTC Bulletin Board trading system operated by the Nasdaq Stock Market, Inc. to change our trading symbol to a symbol that reflects the new corporate name we intend to adopt.

         Because of the change in the composition of our board of directors and the ownership of more than a majority of the outstanding shares of our common stock, we believe that the acquisition of Plus Solutions caused a change of control of Sound Designs upon the closing of the merger agreement.

         As a result of the changes in our business plan and strategy, the ownership of our common stock, and our management, we believe certain disclosures made in our registration statement on Form 10SB filed December 1, 1999 are no longer accurate. We have provided information in this report that updates such prior disclosures to reflect the business plan and strategy, ownership of our common stock, and management after completion of the acquisition of Plus Solutions. To avoid confusion, we will refer to Sound Designs after giving effect to the acquisition of Plus Solutions as the "Company".


               DESCRIPTION OF OUR BUSINESS AND PLAN OF DEVELOPMENT

         Following its acquisition of Plus Solutions, the Company adopted the business plan and strategy of Plus Solutions. The business description that follows describes the business and plan of development of the Company after giving effect to the acquisition.

         The Company is a development-stage company that provides Internet-based business-to-business e-commerce solutions. We have developed ExpressOrder(TM), a global business-to-business e-commerce service that enables buyers and suppliers to automate business transactions on the Internet. Our ExpressBuyer(TM) service enables businesses to automate their purchasing methods. Our ExpressSeller(TM) service enables businesses to offer a catalog of their products over the Internet.

         Sound Designs was incorporated in Nevada in September 1998. The Company's principal executive offices are located at 14677 Midway Road, Suite 206, Addison, Texas 75001.

THE INTERNET AND E-COMMERCE

         The Internet has emerged as one of the fastest growing communication mediums in history. As a result, the Internet is dramatically changing how businesses and individuals communicate and share information. The Internet has created new opportunities for conducting commerce, commonly referred to as e-commerce or "e-commerce", on a business-to-consumer and person-to-person basis. In addition, the widespread acceptance of the Internet as a business communications platform and the adoption of internal communications networks similar to the Internet by many businesses has created a foundation for business-to-business e-commerce that will enable organizations to streamline complex processes, lower costs and improve productivity. We believe Internet-based business-to-business e-commerce will experience rapid growth and represent a significantly larger opportunity than business-to-consumer or person-to-person e-commerce. We expect this market to create a substantial demand for Internet-based e-commerce solutions and services.

TRADITIONAL PURCHASING METHODS

         Virtually all businesses and other organizations are required to procure various goods and services to operate. Such goods and services range from significant items, such as information technology, telecommunications equipment and professional services, to recurring items, such as maintenance, repair and operations supplies, travel and entertainment services, and office equipment and supplies.

         Most businesses and other organizations meet their procurement needs through traditional paper-based or semi-automated processes. These processes are costly, time consuming, complex and often include lengthy approval cycles and significant involvement of financial and administrative personnel. In addition, these time consuming processes often result in delivery delays to the customer, leading to productivity losses and customer dissatisfaction.

         Beyond the time and expense associated with manual processing costs, organizations suffer even greater costs when they cannot fully exploit procurement economies of scale. Most organizations lack the systems that enable them to monitor purchases and compile data necessary to negotiate better volume discounts with preferred suppliers. In addition, many organizations suffer from a problem known as "maverick buying", which occurs when personnel do not follow internal guidelines regarding which suppliers to use for operating resource purchases. When such preferred suppliers are not used, organizations pay increased costs.

         Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Suppliers also suffer from inefficient, error prone and manually-intensive order fulfillment processes. Many suppliers dedicate significant resources to the manual entry of information from faxed or phoned purchase orders and the manual processing of paper checks, invoices and shipping notices. Suppliers also spend significant resources on customer acquisition and sales costs, including the production and distribution of paper catalogs. Without fully automated and integrated e-commerce technologies, both buyers and suppliers incur substantial extraneous costs in conducting commerce.

OPPORTUNITY FOR BUSINESS-TO-BUSINESS E-COMMERCE SERVICES

         Over the past 30 years, information technologies have brought automation to departmental operations such as manufacturing resource planning, financial management, sales force automation and human resource management. However, the information technology platforms that made departmental automation possible did not provide complete connectivity within organizations or connectivity between organizations. Thus, the processes linking customers to suppliers are today largely paper-based or only semi-automated. With the widespread adoption of the Internet as a business communication platform and the implementation of internal Internet-based networks, organizations can now fully automate procurement and selling activities. The availability of this technology creates a significant market opportunity for Internet-based business-to-business e-commerce solutions.

         For buyers, an optimal e-commerce solution will include a user-friendly, customized, Internet-based catalog that connects suppliers and administrative personnel within an integrated network. This system must be flexible enough to meet the unique requirements of diverse businesses and must be highly scalable, reliable and rapidly deployable. The system must provide data reporting and analytical tools that enable analysis of end-user spending patterns and provide insight into savings opportunities. For suppliers, the solution must be easy to implement, offer the ability to catalog a complete product line and be compatible with current standards.

PLAN OF DEVELOPMENT AND BUSINESS STRATEGY

         The Company is a development-stage company and has not had significant operations or revenues to date. We intend to seek financing to expand our operations and commence full-scale marketing and customer implementation of our services. If such financing is not made available to us, however, we may not be able to implement our plan of development and business strategy or implement any ExpressOrder(TM) solutions. Even if such financing is made available, we must successfully implement our plans to develop our business and implement our business strategy.

         DEVELOP A STRONG INTERNAL MARKETING TEAM. We intend to develop a strong internal marketing team to market our services to targeted businesses and organizations in the North America and Europe. In addition, we will employ marketing support personnel to assist the marketing team in the preparation of presentations, proposals, research and other related administrative tasks. As industry relationships are built, individuals with specific industry knowledge will be employed to leverage such relationships.

         USE SELECTED ADVERTISING. We will use carefully targeted advertising, such as print advertising in industry publications, to market our services to targeted businesses and organizations. It is anticipated that such advertising will highlight the competitive advantages of ExpressOrder(TM) relative to the products and services of our competitors. We have also established an Internet site to assist our marketing efforts. As part of our continuing public relations efforts, we will attempt to arrange media coverage of our services by television, radio and print media, and participation in industry conferences.

         CONTINUE THE DEVELOPMENT OF EXPRESSORDER(TM). We will continue to develop and improve our ExpressOrder(TM) solution system. We anticipate that such continued development and improvement will be critical to maintaining a competitive advantage over other e-commerce solution providers and providing maximum value to our customers.

         EXPLORE STRATEGIC ALLIANCE OPPORTUNITIES. We will look for value-added strategic alliances with partners that enable us to enter targeted industries, gain access to technology or potential customers, or establish revenue sharing opportunities. Potential alliance partners include advertising agencies, accounting firms, software or technology-based businesses, and other e-commerce vendors. During the development of ExpressOrder(TM), we initiated efforts to contact potential alliance partners and explore mutually beneficial arrangements. As a result of these efforts, we became a member of International Business Machines Corp.'s PartnerWorld program in March 2000.

         LEVERAGE EXISTING CONTACTS IN TARGETED INDUSTRIES. During the development of ExpressOrder(TM), we contacted potential customers to establish relationships and industry knowledge and to solicit input regarding our services. As a result, ExpressOrder(TM) has been reviewed and evaluated by senior managers of several large businesses. We believe that these relationships may be leveraged to identify potential customers and improve the quality of our services.

         TARGET CUSTOMERS IN A BROAD RANGE OF INDUSTRIES THAT CAN MOST BENEFIT FROM EXPRESSORDER(TM). We intend to target corporations and other organizations in a broad range of industries that we believe will most benefit from our outsourced, turnkey solutions offered by ExpressOrder(TM). WE believe these organizations will be the most likely beneficiaries of an automated, reliable, robust and scalable e-commerce solution and can provide strong customer references. In addition, the large number and variety of implementation circumstances involved in serving these organizations will rigorously test our products and assist us in designing a robust, reliable and scalable solution.

         PROVIDE SUPERIOR CUSTOMER SATISFACTION. We believe a loyal base of reference customers affords us a significant competitive advantage. Therefore, we intend to devote significant resources towards customer satisfaction. We will employ a variety of customer satisfaction programs to promote superior customer satisfaction.

EXPRESSORDER(TM)

         ExpressOrder(TM) consists of two components. Our ExpressBuyer(TM) service enables businesses to automate their purchasing methods. ExpressBuyer(TM) is a robust, scalable and reliable service that enables an organization to reduce processing costs and improve productivity by automating the procurement cycle and linking end-users throughout an organization with internal administration and financial systems. ExpressBuyer(TM) also enables organizations to reduce the cost of operatiNG resources by channeling purchases to preferred suppliers. Our ExpressSeller(TM) service enables businesses to offer a catalog of products over the Internet through a fully automated transaction. As a complete solution package, ExpressOrder(TM) provides a business-to-business e-commerce platform.

         We believe ExpressOrder(TM) provides the following benefits to our customers:

         STAND-ALONE, EASILY IMPLEMENTED SOLUTION. ExpressOrder(TM) is a stand-alone service that can easily be initiated with any size company. It does not require integration into a company's operational systems package or changes in the existing business processes. It can also serve as an extension and enhancement of, rather than a replacement for, a supply chain management system, increasing the efficiencies of these systems.

         SPEED OF IMPLEMENTATION. ExpressOrder(TM) is an outsourced, turnkey solution that can be quickly installed and implemented. We estimate that ExpressOrder(TM) can be fully implemented for a customer in as little as three to five months. Because it does not rely on the scarce internal technology resources of our customers, the total cost of ExpressOrder(TM) will be significantly less than that of competing solution systems.

         FULLY CUSTOMIZABLE AND SCALABLE. ExpressOrder(TM) can be fully customized as either a buyiNG or selling solution, or both, depending on the individual needs of our customers. In addition, ExpressOrder(TM) is fully scalable and may be reconfigured to suit a customers ongoing needs.

         EXPRESSBUYER(TM)

         ExpressBuyer(TM) is our purchasing component that enables an organization to reduCE processing costs and improve productivity by automating purchasing methods. We believe ExpressBuyer(TM) offers the following benefits to our customers:

         Automation of procurement procedures and resulting costs reduction and productivity increases. ExpressBuyer(TM) automates the procurement of goods and services and significantly reduces processing costs and increases productivity. ExpressBuyer(TM) enables an organization to streamline and automate complex business processes. By operating without a complete re-engineering of the customers existing systems ExpressBuyer(TM) takes advantage of investments in financial, human resource and enterprise resource planning systems. As a result, our services allow organizations to focus on value-added activities such as negotiating better discounts with preferred suppliers. In addition, our customers can order and receive requested items more quickly and with less effort, improving overall productivity.

         Compilation and analysis of buying data. ExpressBuyer(TM) enables organizations to maximize procurement economies of scale, lowering the overall costs of goods and services. ExpressBuyer(TM) provides reporting tools on buying patterns, enabling organizations to negotiate more favorable contracts with suppliers. ExpressBuyer(TM) also routes transactions to preferred suppliers automatically. Moreover, ExpressBuyer(TM) is accessible on every desktop, is easy-to-use and streamlines the procurement process.

These benefits minimize the frustration to end-users that often results in maverick buying, further enabling organizations to take advantage of negotiated discounts with preferred suppliers.

         EXPRESSSELLER(TM)

         ExpressSeller(TM) is our supplier service component that enables suppliers to offer their complete line of proprietary or vended products over the Internet and process fully automated sales transactions. We believe ExpressSeller(TM) offers the following benefits:

         Ability to offer complete line of products and services on the Internet. ExpressSeller(TM) enables suppliers to offer their complete catalog of goods and services over the Internet, which provides suppliers with greater access to new and existing customers through a global presence and 24-hour availability. In addition, by making available Internet-based catalog capabilities, ExpressSeller(TM) enables suppliers to differentiate and market their goods and services in their preferred format.

         Integration of sales data with suppliers. ExpressSeller(TM) allows a business to integrate their sales with multiple customers to more effectively control inventory and take advantage of "just in time" supply systems.

         Sales costs reduction. ExpressSeller(TM) enables businesses to reduce sales costs. By automating catalog sales transactions, a business can reduce the costs associated with, and reduce the potential for error inherent in, paper-based ordering and payment processes. Product information can be distributed electronically, reducing the distribution costs of printed catalogs. In addition, suppliers can utilize their existing investments in inventory control and delivery systems, including catalogs and product web pages.

         CHARACTERISTICS OF OUR EXPRESSORDER(TM) SERVICES.

         Our ExpressOrder(TM) service consists of two main components. ExpressBuyer(TM) is our completely scalable service that enables businesses to automate their purchasing methods and thereby reduce costs and improve productivity. ExpressBuyer(TM) links product end-users administration and financial personnel. ExpressBuyer(TM) also reduces the costs by directing purchases to preferred suppliers. ExpressSeller(TM) is our service that allows the offering of an entire catalog of products through fully automated transactions.

         The main characteristics of our ExpressOrder(TM) services are:

         User friendly, Internet-based interfaces. The Internet browser-based user interface of our ExpressOrder(TM) services enables users throughout an organization to take full advantage of ExpressOrder(TM) from their desktop and with minimal training. Online help information provides automated assistance for less experienced users through the acquisition process, while an advanced user interface makes the system more productive for experienced users.

         Automation of e-commerce transactions. ExpressOrder(TM) provides flexible workflow capable of streamlining and automating even the most complex e-commerce transactions. This flexible workflow can be customized for the unique processes of an organization and can be tailored to respond to user input, specific events or any extrinsic or intrinsic data relevant to the transaction.

         Information access and compilation. ExpressOrder(TM) provides powerful analytical and reporting tools that enable businesses to evaluate data collected throughout the process of acquiring, receiving and paying for goods and services. By employing these analytical tools, an organization can analyze purchasing patterns to streamline the procurement process, negotiate more favorable terms with preferred suppliers and gain insight into additional savings opportunities.

         Multi-platform compatibility. ExpressOrder(TM) functions on common Internet browser software. As a result, is completely compatible with virtually all computer operating systems, including Microsoft Windows and Windows NT, Apple Macintosh and standard Linux/Unix systems.

CUSTOMER SERVICE, TRAINING AND SUPPORT

         We believe that customer satisfaction will be essential to our long-term success and we intend to offer comprehensive customer assistance programs. Our technical support will provide dependable and timely resolution of customer technical inquiries and will be available to customers by telephone, over the Internet or by electronic mail. We will offer complete education and training to our customers and partners to develop the knowledge and skills to successfully use our services.

RESEARCH AND DEVELOPMENT

         Substantially all of the research and development regarding ExpressOrder(TM) has been outsourced to various consultants. We estimate that Plus Solutions incurred development expenses related to ExpressOrder(TM) of approximately $197,000 during 1998 and 1999, in addition to the devotion of substantial internal resources. We believe the development of ExpressOrder(TM) is substantially complete and any further resources devoted to research and development will be used to make ongoing improvements to ExpressOrder(TM) in response to market demands We intend to continue to outsource such development to consultants.

         We cannot be sure that continuing development of ExpressOrder(TM) will be completed or that, if completed, they will have the features or quality necessary to make them successful in the marketplace. Further, despite input by potential customers and our internal quality control, errors could be found in ExpressOrder(TM) that we have not anticipated. We may not be able to successfully correct these errors in a timely and cost effective manner. If we are not able to further develop or enhance our services in a timely and cost-effective basis, or if these new developments or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

COMPETITION

         The market for e-commerce solutions is intensely competitive, evolving and subject to rapid technological change. The intensity of competition has increased and is expected to further increase in the future. This increased competition is likely to result in price reductions and reduced gross margins, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered. We believe the primary competitors in the e-commerce solutions market are Ariba, Captura Software, Clarus, Commerce One, Concur Technologies, Extensity, GE Information Services, Intelysis, and Netscape Communications. We also expect to encounter competition from major enterprise software developers, such as Oracle, PeopleSoft and SAP. In addition, because there are relatively low barriers to entry in the e-commerce solutions market, we expect additional competition from other established and emerging companies.

         We believe that the principal competitive factors affecting our market include:

         o        existing customer base

         o        capabilities, quality and performance of products and services

         o ability to configure and improve products and services based on market demands and customer requirements

         o individual requirements of buyers and suppliers in particular industries

         o        customer service and satisfaction

         o        capabilities of core technology

         Although we believe that our services will compete favorably with respect to these factors, the market for e-commerce solutions is relatively new and is evolving rapidly. Even if we are currently competitive, we may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

         Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger existing base of customers. In addition, many of our competitors have well-established relationships with potential customers and have extensive knowledge of certain industries. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of consolidation of the e-commerce solutions industry.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We will depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we will rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets, and patent, copyright and trademark laws.

         We intend to license rather than sell the software technology in ExpressOrder(TM) and we will require our customers to enter into license agreements, which impose restrictions on their ability to utilize the software. In addition, we will avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our software source code. We will attempt to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot be sure that any of our proprietary rights will be successfully protected since the validity, enforceability and protection of proprietary rights in Internet-related industries are still evolving.

         We rely on technology that we license from third parties to perform key functions with respect to ExpressOrder(TM). If we are unable to continue to license any of this software on commercially reasonable terms, our business may be harmed unless equivalent technology can be readily licensed or developed, and integrated into our services.

         We intend to file applications to trademark the terms "ExpressOrder", "ExpressBuyer" and "ExpressSeller" in the United States and certain other countries. These trademark applications are subject to review by applicable government authorities, may be opposed by private parties, and may not be approved by such authorities.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents issued to us or our other intellectual property.

         There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that in the future third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of e-commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, whether or not they have merit, could result in costly litigation, cause development delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on commercially reasonable terms, which could seriously harm our business.

EMPLOYEES

         As of March 15, 2000, we had a total of 4 employees, all of whom were management personnel. All of these employees are located in the our principal executive offices in Addison, Texas. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We consider our relations with our employees to be good.

         Our future operating results depend in significant part on the continued service of our senior management personnel. Our future success will also depend on our ability to attract and retain highly qualified technical, marketing and management personnel. Competition for these personnel is intense, and we may not be able to retain our key personnel or attract these personnel in the future.

BUSINESS LOCATIONS

         The Company's only business location is its principal executive offices located at 14677 Midway Road, Suite 206, Addison, Texas 75001. We lease approximately 1,300 square feet of office space at this location.


                         STOCKHOLDER MEETINGS AND VOTING

         During the period between October 1, 1999 and December 31, 1999, we did not hold any meeting of our stockholders and no matter was submitted for a stockholder vote.


                       INFORMATION ABOUT OUR COMMON STOCK

TRADING HISTORY

         Our common stock is traded on the OTC Bulletin Board system under the symbol "SODE." Our common stock was initially registered under the Securities Exchange Act pursuant to a registration statement filed on December 1, 1999. Our common stock was not actually traded on the OTC Bulletin Board system, however, until February 23, 2000. As a result, the closing bid and asked price for our common stock has not yet been reported by the OTC Bulletin Board system at the end of any quarter. On March 28, 2000, the closing bid price for our common stock was $6.125 and the closing asked price was $5.75. On March 28, 2000, there were approximately 77 record holders of our common stock.

DIVIDENDS

         Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

RECENT PRIVATE OFFERINGS

         In September 1998, Sound Designs sold 1,000,000 shares of its common stock to its founders in a private transaction pursuant to Section 4(2) of the Securities Act for aggregate consideration of $2,500. All of these shares were canceled in January 2000.

         In March 1999, Sound Designs sold 1,200,000 shares of its common stock to approximately 34 persons with whom its founders had pre-existing relationships in a private offering pursuant to Rule 504 under the Securities Act for aggregate consideration of $60,000.

         On March 10, 2000, Sound Designs closed the Agreement and Plan of Merger with Plus Solutions. Pursuant to the merger agreement, Plus Solutions became our wholly-owned subsidiary. As consideration for the merger, the stockholders of Plus Solutions received an aggregate of 23,400,000 shares of our common stock. The offering of our common stock to the stockholders of Plus Solutions, each of whom qualifies as an "accredited investor", in accordance with the merger agreement was made pursuant to Rule 506 under the Securities Act.


               DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION

         Sound Designs was originally organized to engage in the design and installation of custom audio and visual systems into residential and/or commercial locations. Following its acquisition of Plus Solutions on March 10, 2000, the Company adopted the business plan and strategy of Plus Solutions. As a result, we now provide Internet-based business-to-business e-commerce solutions through our ExpressOrder(TM) service, an outsourced business-to-business e-commerce service that enables buyers and suppliers to automate business transactions on the Internet.

         The Company's fiscal year ends on December 31 of each calendar year. The discussion of historical financial data set forth below concerns the previous business of Sound Designs and, as a result, should be considered to be of limited value with respect to our current business. Audited financial statements of Plus Solutions and unaudited pro forma financial statements of the Company giving effect to the acquisition of Plus Solutions will be filed with the Securities and Exchange Commission before May 25, 2000.

         The Company had no revenues from operations in 1998 and nominal revenues in 1999 and as such is considered a developmental company.

FINANCIAL RESULTS FROM THE FISCAL YEAR ENDED DECEMBER 31,1998 COMPARED TO SIMILAR RESULTS FROM THE FISCAL YEAR ENDED DECEMBER 31,1999

         Total revenues as of December 31, 1998 were 0 and as of December 31, 1999 $68,024.

         Total expenses including general and administrative costs as well as cost of goods sold were $500 on December 31, 1998, and $73,286 on December 31, 1999. This represented an increase of 14,557.2% when comparing 1998 to 1999. There was no cost of goods sold in 1998. In 1999, cost of goods totaled $46,828. This was the largest category of expenditures.

         Net operating losses were $500 on December 31, 1998 and $5,262 on December 31, 1999. This was an increase of 952.4% when comparing 1998 to 1999. These losses were attributed primarily to the increase of cost of goods sold, and professional fees as the Company had no operations in 1998. The Company had 2 employees in 1998 and 1999.

         Current Assets totaled $2,500 as of December 31, 1998. This consisted entirely of cash. On December 31, 1999, current assets totaled $93,473. This was composed of $25,065 in cash or 26.82% of the total current assets with the balance of current assets composed primarily of accounts receivable, $40,428 or 43.75% of current assets and inventory, $27,462 or 29.38% of current assets. All other current assets represented less than 1% of the total. There were no accounts receivable or inventory at December 31, 1998.

         Current liabilities totaled $500 as of December 31, 1998 and $36,735 on December 31, 1999. This consisted entirely of accounts payable. The Company had no short or long term debt in 1998 or 1999. The ratio of current assets to current liabilities for December 31, 1998 was 5 and 2.54 at December 31, 1999.

         Shareholders paid in capital was $2,500 on December 31, 1998 with 1,000,000 shares of common stock issued. On December 31, 1999, Shareholders paid in capital was $62,500 with 2,200,000 shares of common stock issued.

         After deducting operating losses, shareholder equity increased from $2,000 on December 31, 1998 to $56,738 on December 31, 1999. This was a 2,736.9%
increase from 1998 to 1999.

         Changes in working capital were a negative $500 on December 31, 1998, and a positive $37,435 on December 31, 1999.

         Cash from financing activities totaled $2,500 on December 31, 1998, and $60,000 on December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We currently have sufficient cash to continue to operate at our current levels of expenditure for approximately 90 to 120 days. In order to continue implementation of our business plan, we will need to secure substantial additional financing in the near future. We are currently actively exploring various financing alternatives, but we currently have no commitments from any person to provide us with financing in any substantive amount. If we fail to acquire such additional financing, we will be forced to delay the implementation of our business plan, if we are able to continue our business at all. We cannot assure you that we will be able to secure the additional financing we require or, if we do acquire such financing, that it will be on terms that are commercially reasonable. You should be aware that our failure to secure substantial additional financing on terms that are acceptable and commercially reasonable will have a very negative impact on our current financial situation and our prospects for continued success.

                             PRINCIPAL STOCKHOLDERS

         As of the close of business on March 28, 2000, we have issued and outstanding 39,000,000 shares of our common stock. The following table shows information concerning the ownership of our common stock as of March 28, 2000 by: (a) each current director, (b) each new director named in the merger agreement, (c) each current officer, (d) each person we know to own more than 5% of the shares of our common stock; and (d) all of the current directors and officers and as a group.

                                                                   NUMBER OF SHARES OF         PERCENT OF SHARES
                                                                     COMMON STOCK               OF COMMON STOCK
NAME(1)                                                            BENEFICIALLY OWNED           OUTSTANDING(2)
--------                                                       -------------------------      -----------------
Max Golden, Chairman of the Board of Directors,
         President and Chief Executive Officer(3) .......                 7,776,732                  19.4%

Mack Lawrence, Director(4) ..............................                   184,317                   *

John Reynolds, Director .................................                         0                    --

Rita Hunter, Vice President(5) ..........................                 1,666,873                   4.2%

Martha Scroggins, Secretary(6) ..........................                 2,218,313                   5.6%

Ernest Kluft, Vice President and Chief Technology
         Officer(7) .....................................                    33,333                   *

David Ballard(8) ........................................                 3,153,459                   8.1%
         7228 Spring Valley Road
         Dallas, Texas 75240
         U.S.A.

Mario Pinto .............................................                 2,655,988                   6.8%
         531 Landsdale, Suite 205
         North Vancouver, British Columbia V7L 2G6
         Canada

All current directors and officers as a group(9) ........                11,879,568                  29.0%

----------
*        Less than one percent.

(1) Unless otherwise set forth, the address of each named person is 14677 Midway Road, Suite 206, Addison, Texas, U.S.A. 75001.

(2) Based upon 15,600,000 shares of our common stock issued and outstanding as of February 28, 2000.

(3) Includes 1,200,000 shares that may be acquired upon the exercise of options issued by Plus Solutions.

(4) Includes 100,000 shares that may be acquired upon the exercise of options issued by Plus Solutions.

(5) Includes 300,000 shares that may be acquired upon the exercise of options issued by Plus Solutions.

(6) Includes 300,000 shares that may be acquired upon the exercise of options issued by Plus Solutions.

(7) Includes 33,333 shares that may be acquired upon the exercise of options issued by Plus Solutions.

(8) Shares recorded in the name of Ballard Property Company #1, Ltd. which is controlled by Mr. Ballard.

(9)      6 persons.

         Included in the shares owned by some of our directors and officers set forth above are options to purchase shares of common stock of Plus Solutions. These options were issued pursuant to the Plus Solutions stock option plan prior to the acquisition of Plus Solutions by Sound Designs. The Company currently does not have a stock option plan that has been approved by its stockholders. We intend to call a stockholders meeting in the near future at which we will propose that our stockholders approve and adopt a stock option plan similar to the Plus Solutions stock option plan. If such a stock option plan is approved by our stockholders, we intend to cancel all the options outstanding under the Plus Solutions stock option plan and issue an identical number of options with similar terms under the Company's stock option plan to the current holders of options issued by Plus Solutions. If the Company's proposed stock option plan is not approved by our stockholders, we intend to purchase all the options outstanding under the Plus Solutions stock option plan for fair market value and, after such purchase, cancel all such options.


                                   MANAGEMENT

         The following table sets forth certain information with respect to our current directors and officers and the new directors set forth in the merger agreement:


         NAME                             AGE    POSITION
         ----                             ---    --------
         Max Golden                       51     Chairman of the Board of Directors, President and
                                                 Chief Executive Officer

         Mack Lawrence                    53     Director

         John Reynolds                    57     Director

         Rita Hunter                      41     Vice President

         Martha Scroggins                 52     Secretary and Treasurer

         Ernest Kluft                     56     Vice President and Chief Technology Officer

         Certain background information about each of our current directors and officers and each new director is set forth below:

         Max Golden has been our Chairman of the Board of Directors, President and Chief Executive Officer since March 10, 2000. Prior to joining the Company, Mr. Golden was Chairman of the Board of Directors and President of Plus Solutions since October 1998. From 1995 to 1998, he served as President and Manager of Alliance Associates, LLC.

         Mack Lawrence has been a Director since March 10, 2000. He is a principal and president of Regency Gas Company, a position he has occupied since 1992. From 1985 to 1992, Mr. Lawrence served as a principal and officer in a number of private companies, including American Central Gas Company. From 1969 to 1985, Mr. Lawrence served in several capacities at Texas Utilities Fuel Company and Enserch Exploration, Inc.,including Manager of Gas Supply.

         John Reynolds has been a Director since March 10, 2000. He is currently a Member of the Canadian House of Commons, a position he has occupied since 1997. He also serves as President of both Reynolds Enterprises Ltd. and Griney Consultants Inc., positions he has held since 1994 and 1997, respectively. Mr. Reynolds also serves as a director of Vitality Products, Inc.

         Rita Hunter currently serves as our Vice President, a position she has held since March 10, 2000. Prior to joining the Company, she served Plus Solutions in a similar capacity. Before joining Plus Solutions, Ms. Hunter served as Manager of Client and Field Services for AmGas Inc., Marketing Coordinator and Trainer for Artesia Data Systems, and as a Senior Tax Consultant with KPMG Peat Marwick LLP.

         Martha Scroggins is our Secretary and Treasurer, a position she was elected to on March 10, 2000. Prior to joining the Company, she served Plus Solutions in a similar capacity. Before serving Plus Solutions, Ms. Scroggins served as a Manager of Contract Administration with AmGas Inc.

         Ernest Kluft is our Chief Technology Officer, a position he was elected to on March 10, 2000. Prior to joining the Company, he served Plus Solutions in a similar capacity. Before joining Plus Solutions, Mr. Kluft directed the planning and systems efforts of Enserch Exploration for some twenty years and subsequently directed the information technology department of its parent, Enserch

Corporation. Recently, he also coordinated all financial, planning, and information technology efforts for Lone Star Gas in its successful bid for the Mexico City natural gas distribution franchise

BOARD OF DIRECTORS COMMITTEES

         Our board of directors does not currently have any committees.

EXECUTIVE COMPENSATION

         None of our current executive officers provided any services to or received any compensation from Sound Designs during 1998 and 1999. We intend to enter into employment agreements with each of our executive officers in the near future. Such employment agreements have not yet been negotiated, but we anticipate that each will have terms of 1-3 years and will contain customary severance provisions that provide a minimum of 30-180 days notice to terminate the contract, except for any termination for appropriate cause. We also anticipate that each employment agreement will contain special severance provisions if the employee is terminated within one year after a change of control of the Company. The salaries of our executive officers, which will be reflected in the employment agreements, are as follows:

                   EXECUTIVE OFFICER                                    SALARY
                   -----------------                                    ------
                   Max Golden .................................         $240,000
                   Rita Hunter ................................         $ 85,000
                   Martha Scroggins ...........................         $ 85,000
                   Ernest Kluft ...............................         $135,000

         Each of our executive officers currently hold options to purchase shares of common stock of Plus Solutions. These options were issued pursuant to the Plus Solutions stock option plan prior to the acquisition of Plus Solutions by Sound Designs. The Company currently does not have a stock option plan that has been approved by its stockholders. We intend to call a stockholders meeting in the near future at which we will propose that our stockholders approve and adopt a stock option plan similar to the Plus Solutions stock option plan. If such a stock option plan is approved by our stockholders, we intend to cancel all the options outstanding under the Plus Solutions stock option plan and issue an identical number of options with similar terms under the Company's stock option plan to each of our executive officers. If the Company's proposed stock option plan is not approved by our stockholders, we intend to purchase all the Plus Solutions options held by our executive officers for fair market value.

       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. Prior to March 10, 2000, Barry Wosk and Marvin Wosk comprised the entire board of directors of Sound Designs. During such period, Barry Wosk served as the President of Sound Designs and Marvin Wosk served as Secretary. Barry Wosk is the son of Marvin Wosk. In September 1998, Barry Wosk and Marvin Wosk each purchased 500,000 shares of Sound Designs common stock for consideration of $.0025 per share. In January 2000, all of the shares issued to Barry Wosk and Marvin Wosk were canceled. In September 1999, Sound Designs and Barry Wosk entered into a Sales Commission Agreement which was subsequently canceled in February 2000. Barry Wosk was paid $3,678 in sales commissions under the Sales Commission Agreement prior to its cancellation.

       SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING REQUIREMENTS. Based on our review of reports filed pursuant to Section 16 of the Securities Exchange Act, we are aware of the following persons who filed to properly file a required report:

       (1) Barry Wosk failed to file a Form 3 upon Sound Designs becoming a reporting company under the Securities Exchange Act. He also failed to file a Form 4 regarding the cancellation of all his shares of our common stock in January 2000.

       (2) Marvin Wosk failed to file a Form 3 upon Sound Designs becoming a reporting company under the Securities Exchange Act. He also failed to file a Form 4 regarding the cancellation of all his shares of our common stock in January 2000.


                           FORWARD-LOOKING STATEMENTS

         The information in this report contains forward-looking statements within the meaning of Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. Such statements are based upon current expectations that involve risks and uncertainties that may be outside of our control. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement.


                              EXHIBITS AND REPORTS

EXHIBITS

         We have included or incorporated by reference the following exhibits to this Annual Report.

         EXHIBIT      DESCRIPTION

         2.1 Plan and Agreement of Merger dated February 21, 2000 among Sound Designs, Inc., SD Acquisition, Inc. and Plus Solutions, Inc. This exhibit is incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 27, 2000.

         3.1 Articles of Incorporation of Sound Designs. This exhibit is incorporated by reference to Exhibit 3(I) to our Registration Statement on Form 10SB dated December 1, 1999.

         3.2 Bylaws of Sound Designs. This exhibit is incorporated by reference to Exhibit 3(II) to our Registration Statement on Form 10SB dated December 1, 1999.

         27 Financial data schedule (submitted only with the copy of this report filed electronically with the Securities and Exchange Commission).

REPORTS

         During the last quarter of our fiscal year ended December 31, 1999, we filed only one current report under the Securities Exchange Act, our current report on Form 8-K dated March 27, 2000.

SOUND DESIGNS, INC.
FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 1999
Audited - See Auditors' Report


--------------------------------------------------------------------------------


CONTENTS

                                                                                                               Page
                                                                                                               ----


AUDITORS' REPORT                                                                                                  1


STATEMENT OF FINANCIAL POSITION                                                                                   2


STATEMENT OF LOSSES AND DEFICIT                                                                                   3


STATEMENT OF CASH FLOWS                                                                                           4


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                                                      5


NOTES TO THE FINANCIAL STATEMENTS                                                                                 6

PARKER & CO.
CHARTERED ACCOUNTANTS                                                PAGE 1 OF 8
--------------------------------------------------------------------------------
200 - 2560 SIMPSON ROAD, RICHMOND BC V6X 2P9    TEL: (604)276-9920   FAX:(604) 276-4577





AUDITORS' REPORT


To the stockholders of Sound Designs, Inc.


We have audited the statements of financial position of Sound Designs, Inc. as at 31 December 1999 and 1998 and the statements of losses and deficit, of cash flows and of changes in stockholder's equity for the period from the date of incorporation, 22 September 1998, to 31 December 1998 and for the year ended 31 December 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada, which are in substantial agreement with those in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurances whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at 31 December 1999 and 1998 and the result of its operations, cash flows and changes in stockholder's equity for the period 22 September 1998 to 31 December 1998 and for the year ended 31 December 1999 in accordance with generally accepted accounting principles in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As stated in Note 2 to the financial statements, the Company will require an infusion of capital to sustain itself. This requirement for additional capital raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RICHMOND, BRITISH COLUMBIA, CANADA
16 FEBRUARY 2000


PARKER & CO.
CHARTERED ACCOUNTANTS






--------------------------------------------------------------------------------
                        Parker Co., Chartered Accountants

SOUND DESIGNS, INC.
STATEMENT OF FINANCIAL POSITION
AUDITED - SEE AUDITORS' REPORT                                       PAGE 2 OF 8
--------------------------------------------------------------------------------

 AS AT 31 DECEMBER                             1999        1998
                                             --------    --------
CURRENT ASSETS
Cash                                         $ 25,065    $  2,500
Accounts receivable                            40,428          --
Goods and services taxes recoverable              518          --
Inventory, Note 3                              27,462          --
                                             --------    --------

Total current assets                           93,473       2,500
                                             --------    --------

TOTAL ASSETS                                 $ 93,473    $  2,500
                                             ========    ========

AS AT 31 DECEMBER                              1999        1998
                                             --------    --------
CURRENT LIABILITIES
Accounts payable                             $ 36,735    $    500
                                             --------    --------

Total current liabilities                      36,735         500
                                             --------    --------

STOCKHOLDERS' EQUITY
Share capital, Note 5                           2,200       1,000
Additional paid-in capital                     60,300       1,500
                                             --------    --------

Total share capital                            62,500       2,500

Deficit                                        (5,762)       (500)
                                             --------    --------

Total stockholders' equity                     56,738       2,000
                                             --------    --------
                                             --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 93,473    $  2,500
                                             ========    ========

SOUND DESIGNS, INC.
STATEMENT OF LOSSES AND DEFICIT
Audited - See Auditors' Report                                       Page 3 of 8
--------------------------------------------------------------------------------

                                                       FROM THE
                                                        DATE OF
                                                 INCORPORATION,
                                 FOR THE YEAR      22 SEPTEMBER
                                        ENDED           1998 TO
                                  31 DECEMBER       31 DECEMBER
                                         1999              1998
                               --------------    --------------
REVENUE
Sales                          $       67,419    $            0
Interest earned                           605                --
                               --------------    --------------

TOTAL REVENUE                          68,024                --
                               --------------    --------------

EXPENSES
Cost of goods sold                     45,828                --
Advertising and promotion                 933                --
Commissions                             4,223                --
Consulting                                706                --
Travel                                  2,218                --
Accounting                              2,352               400
Legal                                  15,216                --
Bank charges and interest                 235                --
Finders fees                               70                --
Registration and filing fees              840               100
Transfer agents fees                      665                --
                               --------------    --------------
TOTAL EXPENSES                         73,286               500
                               --------------    --------------
LOSSES BEFORE INCOME TAXES             (5,262)             (500)

INCOME TAXES, NOTE 6                       --                --
                               --------------    --------------
NET LOSS                               (5,262)             (500)

DEFICIT, BEGINNING                       (500)               --
                               --------------    --------------
DEFICIT, ENDING                $       (5,762)   $         (500)
                               ==============    ==============
LOSS PER SHARE, NOTE 7         $        (0.00)   $        (0.00)
                               ==============    ==============

SOUND DESIGNS, INC.
STATEMENT OF LOSSES AND DEFICIT
Audited - See Auditors' Report                                       Page 4 of 8
--------------------------------------------------------------------------------

                                                                      FROM THE
                                                                       DATE OF
                                                                INCORPORATION,
                                                FOR THE YEAR      22 SEPTEMBER
                                                       ENDED           1998 TO
                                                 31 DECEMBER       31 DECEMBER
                                                        1999              1998
                                                -------------    -------------
CASH PROVIDED (USED) FROM OPERATIONS

From operation
Net loss                                        $      (5,262)   $        (500)
                                                -------------    -------------
Changes in working capital other than cash
   Accounts receivable                                (40,428)              --
   Goods and services sales taxes recoverable            (518)              --
   Inventory                                          (27,462)              --
   Accounts payable                                    36,235              500
                                                -------------    -------------
                                                      (32,173)             500
                                                -------------    -------------
Total cash provided (used) from operations            (37,435)              --
                                                -------------    -------------

CASH PROVIDED (USED) BY INVESTMENT ACTIVITY                --               --
                                                -------------    -------------
CASH PROVIDED (USED) BY FINANCING ACTIVITY
   Shares issued                                       60,000            2,500
                                                -------------    -------------
Total cash provided by financing                       60,000            2,500
                                                -------------    -------------

                                                -------------    -------------
CASH CHANGE                                            22,565            2,500

CASH BEGINNING                                          2,500               --
                                                -------------    -------------
CASH ENDING                                     $      25,065    $       2,500
                                                =============    =============
COMPRISED OF:
  Cash                                          $      25,065    $       2,500
                                                =============    =============

SOUND DESIGNS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCORPORATION, 22 SEPTEMBER 1998, TO 31 DECEMBER 1999
Audited - See Auditors' Report                                       Page 5 of 8
--------------------------------------------------------------------------------

                                               COMMON             COMMON             ADDITIONAL         RETAINED
                                                STOCK              STOCK              PAID IN           EARNINGS
CONSIDERATION                                  ISSUED             AMOUNT              CAPITAL           (DEFICIT)
                                              ---------          ---------           ----------         ---------
Private placement for cash on date of
incorporation, 22 September 1998              1,000,000           $  1,000            $   1,500

Net loss from date of Incorporation to                                                                   $   (500)
31 December 1998                              ---------           --------             --------          --------

Balance as at 31 December 1998                1,000,000              1,000                1,500              (500)


Private placement for cash on 24              1,200,000              1,200               58,800
February 1999

Net loss for the year ended 31 December                                                                    (5,262)
1999                                          ---------          ---------            ---------          --------

Balance as at 31 December 1999                2,200,000          $   2,200            $  60,300          $  (5,762)
                                              =========          =========            =========          =========

SOUND DESIGNS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 1999
Audited - See Auditors' Report                                       Page 6 of 8
--------------------------------------------------------------------------------


NOTE 1            THE CORPORATION AND ITS BUSINESS

Sound Designs, Inc. was incorporated in the State of Nevada, United States of America on 22 September 1998 under the Nevada Revised Statutes, Chapter 78, Private Corporations.

The Company has offices in Vancouver, British Columbia, Canada. The Company has been organized to engage in the sale of electronic sound distribution equipment. The Company is presently establishing itself as a going concern. Operations started in the month of September 1999. The fiscal year end of the Company is 31 December.

The Company has entered into a buyer seller agreement with a supplier which gives the Company an exclusive marketing right to all of Canada provided certain sales target are achieved. This sales agreement can be cancelled by either party on 30 days written notice. 100% of the Company's sales have been a result of this agreement.

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These financial statements have been prepared in United States of America dollars, which have been rounded to the nearest whole dollar except for the net loss per share which has been rounded to the nearest cent, using United States of America Generally Accepted Accounting Principals. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the Company as a going concern without the Infusion of additional capital.

Revenue is recorded as a sale at the time the goods are shipped from the Company's warehouse. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

The inventory is valued at the lower of cost and net realizable value.

NOTE 3            INVENTORIES

The finished product purchased for resale inventory consist of electronic communication devises that improve the distribution of sound and video information in a residential facility.

SOUND DESIGNS, INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 1999
Audited - See Auditors' Report                                       Page 7 of 8
--------------------------------------------------------------------------------


NOTE 4            RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real property. Office services are provided by the President of the Company. Such costs are Immaterial to the financial statements and accordingly have not been reflected therein. The officers and directors of the Company are involved in other business activities, and may, in the future become active in other business activities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their own business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED 31 DECEMBER 1999
Audited - See Auditors' Report                                       Page 8 of 8
--------------------------------------------------------------------------------

NOTE 5            SHARE CAPITAL

The authorized capital stock is 25,000,000 shares of common stock with a per value of $0.001.

2,200,000 shares of common stock have been issued as follows:

                                                                                    ADDITIONAL
                                                                     SHARE           PAID IN
 CONSIDERATION                   DATE              ISSUED           CAPITAL          CAPITAL            TOTAL
----------------           ----------------       ---------         -------         ----------          -----
Private placement          22 September           1,000,000          $1,000           $1,500            $2,500
 For cash                  1998                   ---------          ------           ------            ------

Balance as at              31 December            1,000,000           1,000            1,500             2,500
                           1998

Private placement          24 February 1999       1,200,000           1,200           58,800            60,000
 Cash                                             ---------          ------          -------           -------

Balance as at              31 December            2,200,000          $2,200          $60,300           $62,500
                           1999                   ---------          ------          -------           -------

On 22 September 1998 the Company issued 1,000,000 common shares with a par value of $0.001 for $0.0025 per share. These shares are "control securities" which cannot be sold except pursuant to certain limitations and restrictions.

On 24 February 1999 the Company issued 1,200,000 common shares with a par value of $0.001 for $0.05 per share.

NOTE 6            INCOME TAXES

Income taxes on losses have not been reflected in these financial statement as it is not virtually certain that these losses will be recovered before the expiry period of the loss carry forwards.

NOTE 7            LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents had been converted to common stock. No stock options or similar rights were available or granted during the period presented. Accordingly, basic and diluted loss per share are the same for all periods presented.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  March 27, 2000                  SOUND DESIGNS, INC.


                                 By: /s/ MAX GOLDEN
                                    ---------------------------
                                    Max Golden
                                    President and Chief Executive Officer

Date:  March 27, 2000            /s/ MAX GOLDEN
                                 ------------------------------
                                 Max Golden
                                 President and Chief Executive Officer, Director
                                 (Principal Executive Officer)

Date:  March 27, 2000            /s/ MARTHA SCROGGINS
                                 ------------------------------
                                 Martha Scroggins
                                 Secretary and Treasurer
                                 (Principal Accounting Officer)

Date:  March 27, 2000            /s/ MACK LAWRENCE
                                 ------------------------------
                                 Mack Lawrence
                                 Director

Date:  March 27, 2000            /s/ JOHN REYNOLDS
                                 ------------------------------
                                 John Reynolds
                                 Director

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

2.1           Plan and Agreement of Merger dated February 21, 2000 among Sound
              Designs, Inc., SD Acquisition, Inc. and Plus Solutions, Inc. This
              exhibit is incorporated by reference to Exhibit 2.1 to our Current
              Report on Form 8-K dated March 27, 2000.

3.1 Articles of Incorporation of Sound Designs. This exhibit is incorporated by reference to Exhibit 3(I) to our Registration
              Statement on Form 10SB dated December 1, 1999.

3.2 Bylaws of Sound Designs. This exhibit is incorporated by reference to Exhibit 3(II) to our Registration Statement on Form 10SB dated
              December 1, 1999.

27 Financial data schedule (submitted only with the copy of this report filed electronically with the Securities and Exchange
              Commission).