Form 10QSB
period 2000-03-31
SOUND DESIGNS INC
filed 2000-05-26
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

--------------------------------------------------------------------------------


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2000


                                    000-28331
                            (Commission File Number)


                              SOUND DESIGNS, INC.
               (Exact Name of Registrant as Specified in Charter)


            Nevada                                      88-0412455
            ------                                      ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)



              14677 Midway Road, Suite 206, Addison, Texas, U.S.A.
                    (Address of principal executive offices)


                                      75001
                                   (Zip Code)


                                  972-687-0090
              (Registrant's telephone number, including area code)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              SOUND DESIGNS, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS



                                                                                      March 31,       December 31,
                                                                                        2000              1999
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
          Cash                                                                       $   218,499      $   121,629
          Prepaid expenses                                                                   100            1,208

                     Total current assets                                                218,599          122,837

PROPERTY AND EQUIPMENT- Net                                                               69,489           51,297

PRODUCT DEVELOPMENT COSTS                                                                140,675           97,440

TOTAL                                                                                $   428,763      $   271,574

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable and accrued expenses                                      $   133,297      $   166,442
          Notes payable                                                                   68,317           68,317

                     Total current liabilities                                           201,614          234,759

STOCKHOLDERS' EQUITY:
          Convertible voting preferred stock, 8,000,000
            shares authorized; no shares issued and outstanding                                0                0
          Common stock, $.001 par value; 100,000,000 shares authorized;
            38,940,000 and 23,340,000 shares issued and outstanding, respectively         38,940           23,340
          Additional paid-in capital                                                   8,448,194        8,081,377
          Deficit accumulated during the development stage                            (8,259,985)      (8,067,902)

                     Total stockholders' equity                                          227,149           36,815

TOTAL                                                                                $   428,763      $   271,574


See notes to condensed financial statements.

                              SOUND DESIGNS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                                      For the Three      For the Three
                                                      Months Ended       Months Ended
                                                        March 31,          March 31,
                                                          2000               1999
REVENUES                                               $         --      $         --

OPERATING EXPENSES:
          Salaries and benefits                             147,869            95,185
          General and administrative                         37,902             5,742
          Depreciation expense                                6,312             4,844

                     Total operating expenses               192,083           105,771


OPERATING LOSS                                             (192,083)         (105,771)

OTHER EXPENSE - Net                                               0                 0

NET LOSS                                               $   (192,083)     $   (105,771)

Earnings per share:
          Basic                                        $      (0.00)     $      (0.01)

Weighted average common and common
   equivalent shares outstanding:
          Basic                                          38,940,000        18,277,682



See notes to condensed financial statements.

                              SOUND DESIGNS, INC.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                   For the Three   For the Three
                                                                                    Months Ended    Months Ended
                                                                                      March 31,       March 31,
                                                                                        2000            1999
OPERATING ACTIVITIES:
          Net loss                                                                  $(192,083)     $(105,771)
          Adjustments to reconcile net loss to net cash
            used in operating activities
          Depreciation of property and equipment                                         6,312          4,844
          Net changes in operating assets and liabilities
                     Prepaid expenses                                                    1,108
                     Accounts payable and accrued expenses                             (33,145)        15,712

                     Net cash used in operating activities                            (217,808)       (85,215)

INVESTING ACTIVITIES:
          Additions to property and equipment                                          (24,504)
          Capitalized product development costs                                        (43,235)        (1,000)
          Cash acquired in reverse merger                                              107,431

                     Net cash provided by (used in) investing activities                39,692         (1,000)

FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                                       50,000
          Capital contributions                                                        274,986

                     Net cash provided by financing activities                         274,986         50,000

NET INCREASE (DECREASE) IN CASH                                                         96,870        (36,215)

CASH, BEGINNING OF PERIOD                                                              121,629         46,198

CASH, END OF PERIOD                                                                 $  218,499     $    9,983


See notes to condensed financial statements.

                              SOUND DESIGNS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

1.       FINANCIAL STATEMENT POLICIES

BASIS OF PRESENTATION. The condensed financial statements include the accounts of Sound Designs, Inc. ("Sound Designs"), successor by merger of Plus Solutions, Inc. ("Plus Solutions"), a Texas corporation. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of Sound Designs' financial position as of March 31, 2000, and the results of operations for the three month periods ended March 31, 2000 and March 31, 1999. All adjustments are of a normal, recurring nature.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by Sound Designs. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results to be achieved for the full year.

As discussed in Note 2, on March 10, 2000, Plus Solutions merged with Sound Designs, and the stockholders of Plus Solutions received approximately 1.69 shares of Sound Designs common stock for each share of Plus Solutions' common stock they owned. At the time of the merger, Plus Solutions had 13,876,193 common shares issued and outstanding, and in the merger, 23,340,000 shares of Sound Designs common stock were received. Retroactive effect has been given to the merger in stockholders' equity accounts beginning as of the year ended December 31, 1999, and in all share and per share data in the accompanying condensed financial statements.

BUSINESS. Sound Designs is to be a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. Sound Designs is headquartered in Addison, Texas.

Sound Designs has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. There can be no assurances that Sound Designs will be successful in becoming profitable or generating positive cash flow in the future. Sound Designs is considered to be a development stage company.

2.       ACQUISITION

On March 10, 2000, Plus Solutions closed the Agreement and Plan of Merger entered into with Sound Designs. As consideration for the merger, the stockholders of Plus Solutions, the accounting acquirer, received approximately
1.69 shares of Sound Designs, the legal acquirer, common stock for each share of Plus Solutions' common stock they owned. In addition, Plus Solutions received cash of $107,431 from Sound Designs. As a result, the former stockholders of Plus Solutions currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of Plus Solutions as the directors of the surviving company, which will take the name of Plus Solutions, Inc.

3.       STOCKHOLDERS' EQUITY

During the First Quarter of 2000, Sound Designs received additional capital contributions of $274,986.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of Sound Designs, Inc. for the three month period ended March 31, 2000 (the "First Quarter"), as compared to the three month period ended March 31, 1999 (the "Prior Year Quarter"). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

GENERAL

We are a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. We are headquartered in Addison, Texas.

We have experienced cumulative operating losses, and our operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. There can be no assurances that we will be successful in becoming profitable or generating positive cash flow in the future. We are considered to be a development stage company.

On March 10, 2000, an Agreement and Plan of Merger was entered into between Plus Solutions, Inc.("Plus Solutions"), a Texas corporation, and Sound Designs, Inc. ("Sound Designs"), a Nevada corporation. As consideration for the merger, the stockholders Plus Solutions, the accounting acquirer, received approximately
1.69 shares of Sound Designs, the legal acquirer, common stock for each share of Plus Solutions' common stock they owned. In addition, Plus Solutions received cash of $107,431 from Sound Designs. As a result, the former stockholders of Plus Solutions currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of Plus Solutions as the directors of the surviving company, which will take the name of Plus Solutions, Inc.

OPERATIONS. There were no revenues in the first quarter of 1999 nor the first quarter of 2000. Total operating expenses, including general and administrative costs, were $105,771 for the first quarter of 1999 versus $192,083 for the first quarter of 2000. When comparing first quarter 1999 to first quarter 2000, this represented an 82% increase. Contributing significantly to these increases were $15,417 additional insurance costs as we secured officers and directors liability insurance coverage as well as errors and omissions coverage, increased payroll and payroll tax expenses of $55,666 due to additional staff being hired and salary adjustments when comparing the periods, additional postage costs of $5,933 due primarily to the merger as well as increased marketing efforts, an increase of $8,177 in legal and accounting fees primarily associated with merger and regulatory filings, increased rent costs of $3,761 due to lease cost adjustments for office space, and increase in travel of $19,520 due to merger activities and increased marketing efforts.

Net operating losses totaled $105,771 for the first quarter 1999 and $192,083 for the first quarter 2000. This was an increase of 82%.

LIQUIDITY AND CAPITAL RESOURCES. Currently, we have sufficient cash to continue to operate for 60-90 days. In order to continue implementation of our business plan, we will need to secure substantial additional financing in the near future. We are currently actively exploring various financing alternatives, but we currently have no commitments from any person to provide us with financing in any substantive amount. If we fail to acquire such additional financing, we will be forced to delay the implementation of our business plan, if we are able to continue our business at all. We cannot assure you that we will be able to secure the additional financing we require or, if we do acquire such financing, that it will be on terms that are commercially reasonable. You should be aware that our failure to secure substantial additional financing on terms that are acceptable and commercially reasonable will have a very negative impact on our current financial situation and our prospects for continued success.

FORWARD-LOOKING STATEMENTS

Management's discussion of our 2000 quarterly period in comparison to 1999, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of product development, lack of substantial additional financing, or an inability of management to successfully reduce operating expenses. Therefore, the condensed financial data for the periods presented may not be indicative of our future financial condition or results of operations.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         11    Statement re computation of per share earnings

         27    Financial Data Schedule

   (b)   Reports on Form 8-K

         Current report on Form 8-K filed March 27, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 26, 2000                 SOUND DESIGNS, INC.

                                    By:  /s/ MAX L. GOLDEN
                                       -----------------------------------------
                                       Max L. Golden
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DOCUMENT DESCRIPTION
-------             --------------------
  11              Statement re computation of per share earnings

  27              Financial Data Schedule.