Form 10QSB
period 2000-06-30
PLUS SOLUTIONS INC
filed 2000-08-16
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 2000


                                    000-28331
                            (Commission File Number)


                              PLUS SOLUTIONS, INC.
               (Exact Name of Registrant as Specified in Charter)


              TEXAS                                     88-0412455
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


  SOUND DESIGNS, INC., 14677 MIDWAY ROAD, SUITE 206, ADDISON, TEXAS, USA 75001
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check whether the issuer has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Common Stock                                39,000,000

ITEM 1.           FINANCIAL STATEMENTS

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                               June 30,      December 31,
                                                                                 2000            1999
                                                                             (Unaudited)
ASSETS

CURRENT ASSETS:
             Cash                                                            $    36,426    $   121,629
             Prepaid expenses                                                        100          1,208

                        Total current assets                                      36,526        122,837

PROPERTY AND EQUIPMENT- Net                                                       84,465         51,297

PRODUCT DEVELOPMENT COSTS                                                        148,891         97,440

TOTAL                                                                        $   269,882    $   271,574

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
             Accounts payable and accrued expenses                           $   177,938    $   166,442
             Notes payable                                                        93,317         68,317

                        Total current liabilities                                271,255        234,759

STOCKHOLDERS' EQUITY (DEFICIT):
             Convertible voting preferred stock, 8,000,000
               shares authorized; no shares issued and outstanding                     0              0
             Common stock, $.001 par value; 100,000,000 shares authorized;
               38,940,000 and 23,340,000 shares issued and outstanding            38,940         23,340
             Additional paid-in capital                                        8,488,194      8,081,377
             Deficit accumulated during the development stage                 (8,528,507)    (8,067,902)

                        Total stockholders' equity (deficit)                      (1,373)        36,815

TOTAL                                                                        $   269,882    $   271,574


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                For the Three     For the Three    For the Six      For the Six
                                                 Months Ended     Months Ended     Months Ended     Months Ended     Cumulative
                                                   June 30,         June 30,         June 30,         June 30,         From
                                                     2000            1999              2000            1999          Inception
REVENUES                                        $         --     $         --     $         --     $         --     $         --

OPERATING EXPENSES:

         Salaries and benefits                       185,007           73,061          332,876          168,246        1,557,288
         General and administrative                   75,236           11,998          113,138           17,740        6,923,332
         Depreciation expense                          8,279            4,844           14,591            9,688           40,013

                    Total operating expenses         268,522           89,903          460,605          195,674        8,520,633


OPERATING LOSS                                      (268,522)         (89,903)        (460,605)        (195,674)      (8,520,633)

OTHER EXPENSE - Net                                        0                0                0                0           (7,874)

NET LOSS                                        $   (268,522)    $    (89,903)    $   (460,605)    $   (195,674)    $ (8,528,507)


Earnings per share:
         Basic                                  $      (0.01)    $      (0.00)    $      (0.01)    $      (0.01)
         Diluted                                $      (0.01)    $      (0.00)    $      (0.01)    $      (0.01)


Weighted average common and common
equivalent shares outstanding:
         Basic                                    38,940,000       18,321,013       38,940,000       18,299,347
         Diluted                                  38,940,000       18,321,013       38,940,000       18,299,347


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                     UNAUDITED


                                                                                 For the Six        For the Six
                                                                                 Months Ended       Months Ended         Cumulative
                                                                                   June 30,           June 30,              From
                                                                                     2000               1999             Inception
OPERATING ACTIVITIES:

            Net loss                                                            $  (460,605)       $  (195,674)       $(8,528,507)
            Adjustments to reconcile net loss to net cash
              used in operating activities:
            Loss on disposal of property and equipment                                                                      5,501
            Depreciation of property and equipment                                   14,591              9,688             40,013
            Issuance of common and preferred stock for services                                                         6,659,486
            Stock compensation expense                                               40,000                               800,000
            Net changes in operating assets and liabilities:
                      Prepaid expenses                                                1,108                                  (100)
                      Accounts payable and accrued expenses                         (11,496)            58,464            177,938

                      Net cash used in operating activities                        (393,410)          (127,522)          (845,669)

INVESTING ACTIVITIES:
            Additions to property and equipment                                     (47,759)                              (53,562)
            Capitalized product development costs                                   (51,451)            (1,000)          (148,891)
            Cash acquired in reverse merger                                         107,431                               107,431

                      Net cash provided by (used in) investing activities             8,221             (1,000)           (95,022)

FINANCING ACTIVITIES:
            Proceeds from issuance of common stock                                        0             84,000            290,250
            Proceeds from issuance of debt                                           25,000                                25,000
            Payments on notes payable                                                                                      (8,100)
            Collection of due from stockholder                                                          20,000             20,000
            Capital contributions                                                   274,986                               649,967

                      Net cash provided by financing activities                     299,986            104,000            977,117

NET INCREASE (DECREASE) IN CASH                                                     (85,203)           (24,522)            36,426

CASH, BEGINNING OF PERIOD                                                           121,629             46,198

CASH, END OF PERIOD                                                             $    36,426        $    21,676        $    36,426


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       GOING CONCERN

         The condensed financial statements have been prepared assuming that Plus Solutions, Inc. (the "Company") will continue as a going concern. The Company has experienced cumulative operating losses, has an accumulated deficit, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. There can be no assurances that the Company will be successful in becoming profitable or generating positive cash flow in the future. The Company is considered to be a development stage company. The Company is currently exploring various short-term and long-term financing alternatives, but does not know if these alternatives will be successful. The success of these financing alternatives will have a significant impact on the Company's ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       FINANCIAL STATEMENT POLICIES

         BASIS OF PRESENTATION. The condensed financial statements include the accounts of the Company. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 2000, and the results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999. All adjustments are of a normal, recurring nature.

         These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results to be achieved for the full year.

         As discussed in Note 2, on March 10, 2000, the Company merged with Sound Designs, Inc. ("Sound Designs"), and the stockholders of the Company received approximately 1.69 shares of Sound Designs common stock for each share of the Company's common stock they owned. At the time of the merger, the Company had 13,876,193 common shares issued and outstanding, and in the merger, 23,340,000 shares of Sound Designs common stock were received. Retroactive effect has been given to the merger in stockholders' equity accounts beginning as of the year ended December 31, 1999, and in all share and per share data in the accompanying condensed financial statements.

         BUSINESS. The Company, organized in October 1998, is to be a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas.

3.       ACQUISITION

         On March 10, 2000, the Company closed the Agreement and Plan of Merger entered into with Sound Designs, a Nevada corporation. As consideration for the merger, the stockholders of the Company, the accounting acquirer, received approximately 1.69 shares of Sound Designs, the legal acquirer, common stock for each share of the Company's common stock they owned. In addition, the Company received cash of $107,431 from Sound Designs. As a result, the former stockholders of the Company currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of the Company as the directors of the surviving company which has taken the name of Plus Solutions, Inc.

4.       STOCKHOLDERS' EQUITY

         During the First Quarter of 2000, the Company received additional capital contributions of $274,986.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the financial condition and results of operations of the Company for the three and six month periods ended June 30, 2000 (the "Second Quarter 2000" and "YTD 2000", respectively), as compared to the three and six month periods ended June 30, 1999 (the "Second Quarter 1999" and "YTD 1999", respectively). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

GENERAL

         The Company is to be a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas.

         The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. There can be no assurances that the Company will be successful in becoming profitable or generating positive cash flow in the future. The Company is considered to be a development stage company.

         On March 10, 2000, the Company closed the Agreement and Plan of Merger entered into with Sound Designs, Inc. ("Sound Designs"), a Nevada corporation. As consideration for the merger, the stockholders of the Company, the accounting acquirer, received approximately 1.69 shares of Sound Designs, the legal acquirer, common stock for each share of the Company's common stock they owned. In addition, the Company received cash of $107,431 from Sound Designs. As a result, the former stockholders of the Company currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of the Company as the directors of the surviving company which has taken the name of Plus Solutions, Inc.

         OPERATIONS. There was no revenue in the Second Quarter 1999 nor in the Second Quarter 2000. Total operating expenses, including general and administrative costs were $89,903 for the Second Quarter 1999 versus $268,522 for the Second Quarter 2000. Contributing significantly to this increase were insurance costs of an additional $22,409, primarily for directors and officers liability insurance, increased salary, payroll tax and benefit cost of $61,945 due to additional staff and salary adjustments, increased marketing and web site development costs of $7,945 related to product marketing and the marketing of the Company in the public markets, increase in lease payments for office space of $4,492 due to lease adjustments and expense of $40,000 to record stock options in Second Quarter 2000 versus 0 in Second Quarter 1999. Net operating losses for the Second Quarter 1999 totaled $89,903 versus Second Quarter 2000 of $268,522.

         For the six month periods ended June 30, there was no revenue in 1999 or 2000. Total operating expenses, including general and administrative, were $195,674 for YTD 1999 and $460,605 for YTD 2000. Contributing significantly to this increase were additional insurance costs of $37,827, primarily for directors and officers liability insurance, increased salary, payroll tax and benefit cost of $114,628 due to decreased compensation in 1999 plus additional staff and salary adjustments in 2000, additional legal and accounting fees of $15,177 in the first six months of 2000, marketing and web site development costs of $7,945, travel costs of an additional $18,357 due to merger and investor related activities, increased lease payments of $8,256 due to lease adjustments, increased postage and printing costs of $2,125 due to investor related activities and expense to record stock options $40,000 in Second Quarter 2000 versus 0 in Second Quarter 1999. Net Operating Losses for YTD 1999 totaled $195,674 versus YTD 2000 of $460,605.

         LIQUIDITY AND CAPITAL RESOURCES. Currently, we have sufficient resources to continue to operate for approximately 75 to 90 days. Subsequent to June 30, 2000, we have made arrangements that management believes will provide sufficient additional funds to continue our operations for an approximately 150 to 180 days. These arrangements have not been closed and the additional funds have not been made available to us as of the date of this filing. While management believes that these arrangements will close and additional funds will be made available to the Company, we cannot provide any assurance that the closing will take place and such additional funds will be made available. If such additional funds are not made available, we may have to cease operations if additional short-term funding is not available.

         Even if the current financing arrangements are closed, we will need to secure substantial additional financing in the near future to continue implementation of our business plan. We are currently actively exploring various long-term financing alternatives, but we currently have no commitments from any person to provide us with long-term financing in any substantive amount. If we fail to acquire such additional financing, we will be forced to delay the implementation of our business plan, if we are able to continue our business at all. We cannot assure you that we will be able to secure the additional long-term financing we require or, if we do acquire such financing, that it will be on terms that are commercially reasonable. You should be aware that our failure to secure substantial additional long-term financing on terms that are acceptable and commercially reasonable will have a very negative impact on our current financial situation and our prospects for continued success.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company's 2000 quarterly period in comparison to 1999, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of product development, lack of substantial additional financing, or an inability of management to successfully reduce operating expenses. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2000, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, each nominee for director discussed in the Company's Proxy Statement dated May 1, 2000 regarding the Annual Meeting, was elected a director of the Company. The votes received by each nominee for director are set forth below:

         NOMINEE                                                                           VOTES RECEIVED
         Max Golden ....................................................................      22,055,140
         Mack Lawrence .................................................................      22,055,140
         John Reynolds .................................................................      22,055,140

         In addition, three proposals were submitted for a vote of the Company's stockholders. A brief description of each of these proposals, as well as the votes cast for, against and abstained with respect to each proposal, is set forth below:

                                                                                                 VOTES         VOTES        VOTES
         PROPOSAL                                                                                 FOR         AGAINST     ABSTAINED
         Proposal #1,  which  amended the  Company's  articles of
         incorporation  to change  the name of the  Company  from
         "Sound Designs, Inc." to "Plus Solutions, Inc." ...................................   22,055,140         0            0

         Proposal #2, which amended the Company's articles of incorporation to allow the Company to issue shares of preferred stock and to allow the
         board of directors to designate the rights of the preferred stock..................   22,055,140         0            0

         Proposal #3, which adopted a new stock plan to allow the Company to issue shares of the Company's common stock to the Company's directors,
         officers, employers and consultants ...............................................   22,055,140         0            0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27        Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2000               PLUS SOLUTIONS, INC.

                                     By: /s/ MAX L. GOLDEN
                                         --------------------------------------
                                         Max L. Golden
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DOCUMENT DESCRIPTION
-------                             --------------------
27                                  Financial Data Schedule.