Form 10QSB
period 2000-09-30
PLUS SOLUTIONS INC
filed 2000-11-20
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: SEPTEMBER 30, 2000


                                    000-28331
                            (Commission File Number)


                              PLUS SOLUTIONS, INC.
               (Exact Name of Registrant as Specified in Charter)


            NEVADA                                       88-0412455
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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2000             1999
                                                                      -------------    -------------
ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
      Cash                                                            $     152,023    $     121,629
      Prepaid expenses                                                          100            1,208

           Total current assets                                             152,123          122,837

PROPERTY AND EQUIPMENT- Net                                                  97,272           51,297

PRODUCT DEVELOPMENT COSTS                                                   178,891           97,440

OTHER ASSETS                                                                 50,000

TOTAL                                                                 $     478,286    $     271,574

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                           $     154,349    $     166,442
      Notes payable                                                          88,317           68,317

           Total current liabilities                                        242,666          234,759

Notes payable - long-term, net of discount                                  309,000                0

STOCKHOLDERS' EQUITY:
      Convertible voting preferred stock, 8,000,000
        shares authorized; no shares issued and outstanding                  75,000                0
      Common stock, $.001 par value; 100,000,000 shares authorized;
        39,240,000 and 23,340,000 shares issued and outstanding,
        respectively                                                         39,240           23,340
      Common stock warrants                                                 262,000
      Additional paid-in capital                                          8,612,894        8,081,377
      Deficit accumulated during the development stage                   (9,062,514)      (8,067,902)

           Total stockholders' equity (deficit)                             (73,380)          36,815

TOTAL                                                                 $     478,286    $     271,574


                  See notes to condensed financial statements.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,         CUMULATIVE
                                           ----------------------------    ----------------------------        FROM
                                               2000            1999            2000            1999         INCEPTION
                                           ------------    ------------    ------------    ------------    ------------

REVENUES                                   $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES:
     Salaries and benefits                      112,743         110,946         399,195         279,192       1,670,031
     General and administrative                 286,057         779,867         422,195         797,607       7,232,389
     Depreciation expense                        10,207           4,844          24,798          14,532          50,220

          Total operating expenses              409,007         895,657         869,612       1,091,331       8,952,640

OPERATING LOSS                                 (409,007)       (895,657)       (869,612)     (1,091,331)     (8,952,640)

INTEREST AND OTHER EXPENSE - Net               (125,000)              0               0               0          (7,874)

NET LOSS                                   $   (534,007)   $   (895,657)   $   (892,612)   $ (1,091,331)   $ (8,960,514)

Earnings per share:
     Basic                                 $      (0.01)   $      (0.05)   $      (0.02)   $      (0.06)


Weighted average common and common
 equivalent shares outstanding:
     Basic                                   38,940,000      18,321,013      38,940,000      18,299,347


                  See notes to condensed financial statements.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,         CUMULATIVE
                                                                  ------------------------------        FROM
                                                                       2000            1999           INCEPTION
                                                                  -------------    -------------    -------------

OPERATING ACTIVITIES:
      Net loss                                                    $    (994,612)   $  (1,091,331)   $  (9,062,514)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Loss on disposal of property and equipment                                                            5,501
      Depreciation of property and equipment                             24,798           14,532           50,220
      Issuance of common and preferred stock for services                                761,959        6,659,486
      Noncash expense related to options and warrants                   236,000                           996,000
      Net changes in operating assets and liabilities:
           Prepaid expenses                                               1,108           (2,100)            (100)
           Accounts payable and accrued expenses                        (12,093)          91,455          154,349

           Net cash used in operating activities                       (744,799)        (225,485)      (1,197,058)

INVESTING ACTIVITIES:
      Additions to property and equipment                               (70,773)                          (76,576)
      Capitalized product development costs                             (81,451)          (1,000)        (178,891)
      Cash acquired in reverse merger                                   107,431                           107,431
      Change in other assets                                            (50,000)                          (50,000)

           Net cash used in investing activities                        (94,793)          (1,000)        (198,036)

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                            349,986          190,250        1,015,217
      Proceeds from issuance of preferred stock                          75,000                            75,000
      Proceeds from issuance of current debt                             45,000                            45,000
      Proceeds from issuance of convertible long-term debt              425,000                           425,000
      Payments on notes payable                                         (25,000)                          (33,100)
      Collection of due from stockholder                                                  20,000           20,000

           Net cash provided by financing activities                    869,986          210,250        1,547,117

NET INCREASE (DECREASE) IN CASH                                          30,394          (16,235)         152,023

CASH, BEGINNING OF PERIOD                                               121,629           46,198                0

CASH, END OF PERIOD                                               $     152,023    $      29,963    $     152,023




                  See notes to condensed financial statements.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.   FINANCIAL STATEMENT POLICIES

     BASIS OF PRESENTATION. The condensed financial statements include the accounts of the Company. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999. All adjustments are of a normal, recurring nature.

     These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be achieved for the full year.

     As discussed in Note 3, on March 10, 2000, the Company merged with Sound Designs, Inc. ("Sound Designs"), and the stockholders of the Company received approximately 1.69 shares of Sound Designs common stock for each share of the Company's common stock they owned. At the time of the merger, the Company had 13,876,193 common shares issued and outstanding, and in the merger, 23,340,000 shares of Sound Designs common stock were received. Retroactive effect has been given to the merger in stockholders' equity accounts beginning as of the year ended December 31, 1999, and in all share and per share data in the accompanying condensed financial statements.

     BUSINESS. The Company, organized in October 1998, is a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas.

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

4.   FINANCING ARRANGEMENTS

     On September 27, 2000, the Company entered into a Subscription Agreement with four investors, The Keshet Fund L.P., Keshet L.P., Nesher Ltd., and Talbiya
B. Investments Ltd., which provided for an $8.5 million long-term financing commitment. The financing was arranged by KCM Ltd., a New York, New York investment firm. Upon the execution of the Subscription Agreement, the Company initially sold to the investors a total of $500,000 of 8% Convertible Notes for a purchase price equal to the principal amount of each note. Each investor purchased an 8% Convertible Note in the amount set forth below:

     The Keshet Fund L.P. ...........................  $    110,000
     Keshet L.P. ....................................       215,000
     Nesher Ltd. ....................................        85,000
     Talbiya B. Investments Ltd. ....................        90,000
                                                       ------------
     TOTAL ..........................................  $    500,000

     The full principal amounts of the Convertible Notes must be paid on September 27, 2003. The Convertible Notes incur interest at the rate of 8% per year, which interest is paid quarterly. The Convertible Notes are a general obligation of Plus Solutions and payment of principal and interest under the notes is not secured by any specific assets.

     The Convertible Notes may be converted into shares of our common stock at the option of the holder or each note. Each Convertible Note may be partially or fully converted into common stock. The number of shares into which each note may be converted is calculated by dividing the principal amount of the note, plus any accrued but unpaid interest on the note, by a conversion price calculated on the date the Convertible Note is issued. The conversion price of the Convertible Notes issued on September 27, 2000 is the lesser of (1) $.10 or (2) the average of the three lowest bid prices for the Company's common stock during the 90 trading days preceding the conversion date. The conversion price of all Convertible Notes issued after September 27, 2000 is 84% of the lowest closing price for the Company's common stock on the principal stock market on which the Company's common stock is traded during the 10 trading days immediately preceding the date of conversion. Once the conversion price is established upon issuance of the Convertible Note, the conversion price may be adjusted upon the occurrence of certain events, including any division or combination of shares of the Company's common stock, any recapitalization or restructuring, or any issuance of the Company's common stock for a purchase price less than the current conversion price. The conversion feature of the Convertible Notes was recorded as an interest expense with an estimated value of $125,000.

5.   STOCKHOLDERS' EQUITY

     Related to the above financing arrangement, there were 2,000,000 warrants issued to Alon Enterprises Ltd., with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.1365 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $191,000.

     The Company has also issued 800,000 warrants to a service provider, with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.20 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $71,000.

     During the third quarter of 2000, the Company has issued 300,000 shares of common stock at $0.25 per share, and the Company also has issued 100,000 shares of preferred stock at $0.75 per share.

6.   NOTES PAYABLE

     During the third quarter of 2000, the Company received $20,000 in the form of a note payable to a stockholder, David Ballard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the financial condition and results of operations of the Company for the three and nine month periods ended September 30, 2000 (the "Third Quarter 2000" and "YTD 2000", respectively), as compared to the three and nine month periods ended September 30, 1999 (the "Third Quarter 1999" and "YTD 1999", respectively). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

GENERAL

     The Company is a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas.

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

OPERATIONS

     There was no revenue in the Third Quarter 1999 or in the Third Quarter 2000. Total operating expenses, including general and administrative costs were $895,657 for the Third Quarter 1999 versus $409,007 for the Third Quarter 2000. Contributing significantly to this decrease in operating costs was the issuance of Common Stock for services in Third Quarter 1999 versus Third Quarter 2000 where none was issued. Net operating losses decreased when comparing Third Quarter 1999 of $895,657 to Third Quarter 2000 of $409,007.

     For the nine month period ended September 30, there was no revenue in 1999 or 2000. Total operating expenses, including general and administrative, were $1,091,331 YTD 1999 and $869,612 for YTD 2000. Contributing significantly to this decrease was the issuance of Common Stock for services in Third Quarter 1999. This issuance of Common Stock resulted in a decrease in operating expenses for the YTD even though there were increases in professional fees related to the merger with Sound Designs, and legal costs associated with a corporate financing for the nine months ended September 30, 2000. Net operating losses for YTD 1999 totaled $1,091,331 versus YTD 2000 of $869,612.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of our current financing arrangements, we believe we will have sufficient resources to continue our operations for approximately 12 to 18 months. However, while management believes that these arrangements will continue to provide additional funds to the Company, there can be no assurance that these additional funds will be made available. If such additional funds are not made available, we may have to delay the full implementation of our business plan or cease operations if replacement funding is not available.

     The availability of funds in excess of $1,000,000 under the current financing arrangements is dependent on the ownership level of each of the four investors supporting the financing. These investors do not have any obligation to provide financing in excess of $1,000,000 ($500,000 of which as already been provided to us) if such additional financing would result in the investor owning convertible notes that may be converted into more than 9.9% of our outstanding common stock. Since the amount of common stock into which the convertible notes may be converted is dependent on the market price of our common stock upon the date of issuance of the convertible note and the date of conversion, we may be unable to require the funds that are parties to the current financing arrangements to provide funding in excess of $1,000,000 if our stock price remains low or loses value. In that case, we may need to secure additional financing in 12 to 18 months to continue implementation of our business plan. If we fail to acquire such additional financing, we may be forced to delay the full implementation of our business plan or we may be unable to continue our business at all.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27        Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated October 12, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 20, 2000               PLUS SOLUTIONS, INC.


                                      By: /s/ MAX L. GOLDEN
                                          -------------------------------------
                                          Max L. Golden
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

27                Financial Data Schedule.