Form 10QSB/A
period 2000-09-30
PLUS SOLUTIONS INC
filed 2000-12-13
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A


                                FIRST AMENDMENT
                                       TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



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

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,         CUMULATIVE
                                           ----------------------------    ----------------------------        FROM
                                               2000            1999            2000            1999         INCEPTION
                                           ------------    ------------    ------------    ------------    ------------

REVENUES                                   $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES:
     Salaries and benefits                      112,743         110,946         445,619         279,192       1,670,031
     General and administrative                 286,057         779,867         399,195         797,607       7,209,389
     Depreciation expense                        10,207           4,844          24,798          14,532          50,220

          Total operating expenses              409,007         895,657         869,612       1,091,331       8,929,640

OPERATING LOSS                                 (409,007)       (895,657)       (869,612)     (1,091,331)     (8,929,640)

INTEREST AND OTHER EXPENSE - Net               (125,000)              0        (125,000)              0        (132,874)

NET LOSS                                   $   (534,007)   $   (895,657)   $   (994,612)   $ (1,091,331)   $ (9,062,514)

Earnings per share:
     Basic                                 $      (0.01)   $      (0.04)   $      (0.03)   $      (0.06)


Weighted average common and common
 equivalent shares outstanding:
     Basic                                   39,444,605      22,357,468      39,108,202      19,652,054



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


     For the nine month period ended September 30, there was no revenue in 1999 or 2000. Total operating expenses, including general and administrative, were $1,091,331 YTD 1999 and $869,612 for YTD 2000. Contributing significantly to this decrease was the issuance of Common Stock for services in Third Quarter 1999. This issuance of Common Stock resulted in a decrease in operating expenses for the YTD even though there were increases in professional fees related to the merger with Sound Designs, and legal costs associated with a corporate financing for the nine months ended September 30, 2000. Net operating losses for YTD 1999 totaled $1,091,331 versus YTD 2000 of $994,612.


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

     (a)  Exhibits

          Exhibit 27        Financial Data Schedule

     (b)  Reports on Form 8-K

          Current Report on Form 8-K dated October 12, 2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.




Date: December 13, 2000               PLUS SOLUTIONS, INC.



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