Form 10KSB
period 2000-12-31
PLUS SOLUTIONS INC
filed 2001-03-30
CIK 1081418

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year Ended December 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________ (No fee required)


                              PLUS SOLUTIONS, INC.
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

Securities registered under Section 12(b) of the Exchange Act:

                                                       NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                               ON WHICH REGISTERED
      -------------------                               -------------------
            None                                           Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0

At March 30, 2001, there were 39,240,000 shares of the Issuer's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Issuer (based on the closing bid and asked price for the Common Stock on the OTC Bulletin Board system on March 28, 2001) was approximately $.0312.

                              PLUS SOLUTIONS, INC.

                                  ANNUAL REPORT

                                     FOR THE

                       FISCAL YEAR ENDED DECEMBER 31, 2000




                                TABLE OF CONTENTS

                                   ----------


Description of Our Business ................................................    3
Plan of Operation ..........................................................    8
Financing Arrangements .....................................................   10
Information About Our Capital Stock ........................................   13
Forward-Looking Statements .................................................   14
Exhibits and Reports .......................................................   15
Index to Financial Statements ..............................................  F-1

                           DESCRIPTION OF OUR BUSINESS

         We are a development-stage company that provides Internet-based business-to-business e-commerce solutions. We have developed Expressorder(TM), a global business-to-business e-commerce service that enables buyers and suppliers to automate business transactions on the Internet. Our ExpressBuyer(TM) service enables businesses to automate their purchasing methods. Our ExpressSeller(TM) service enables businesses to offer a catalog of their products over the Internet.

         We have focused on the recruiting of quality information technology and engineering professionals. We utilize established testing methods to ensure that our professionals are properly qualified. We also review candidates' technical backgrounds and conduct preliminary interviews prior to referring candidates to our customers. By attracting the most qualified professionals, we believe that we will be able to attract high quality customers who require the services of such professionals.

         The Company has not had significant operations or revenues to date. However, we intend to seek financing to expand our operations and commence full-scale marketing and customer implementation of our services. If such financing is not made available to us, however, we may not be able to implement our plan of development and business strategy or implement any Expressorder(TM) solutions. Even if such financing is made available, we must successfully implement our plans to develop our business and implement our business strategy.

         We intend to develop a strong internal marketing team to market our services to targeted businesses and organizations in North America and Europe. In addition, we will employ marketing support personnel to assist the marketing team in the preparation of presentations, proposals, research and other related administrative tasks. As industry relationships are built, individuals with specific industry knowledge will be employed to leverage such relationships.

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

         We will look for value-added strategic alliances with partners that enable us to enter targeted industries, gain access to technology or potential customers, or establish revenue sharing opportunities. Potential alliance partners include advertising agencies, accounting firms, software or technology-based businesses, and other e-commerce vendors. During the development of Expressorder(TM), we initiated efforts to contact potential alliance partners and explore mutually beneficial arrangements. As a result of these efforts, we became a member of International Business Machines Corp.'s PartnerWorld program in March 2000. This program provides us with co-marketing opportunities with IBM and customers investigating IBM products on IBM's site on the world wide web.

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

EXPRESSORDER(TM)

         Expressorder(TM) consists of two components which can be implemented together or separately, depending on the individual needs of the customer. Our ExpressBuyer(TM) service enables businesses to automate their purchasing methods. ExpressBuyer(TM) is a robust, scalable and reliable service that enables an organization to reduce processing costs and improve productivity by automating the procurement cycle and linking end-users throughout an organization with internal administration and financial systems. ExpressBuyer(TM) also enables organizations to reduce the cost of operating resources by channeling purchases to preferred suppliers. Our ExpressSeller(TM) service enables businesses to offer a catalog of products over the Internet through a fully automated transaction. As a complete solution package, Expressorder(TM) provides a business-to-business e-commerce platform.

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

         Cost of implementation. Unlike most currently available purchasing solutions, Expressorder(TM) does not require the customer to add substantial additional hardware, software or employees to its current business plan. Because it does not rely on the scarce internal technology resources of our customers, the total cost of Expressorder(TM) will be significantly less than that of most competing solution systems.

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

         Multi-platform compatibility. Expressorder(TM) functions on common Internet browser software. As a result, it is completely compatible with virtually all computer operating systems, including Microsoft Windows and Windows NT, Apple Macintosh and standard Linux/Unix systems.

         Fully customizable and scalable. Expressorder(TM) can be fully customized as either a buying or selling solution, or both, depending on the individual needs of our customers. In addition, Expressorder(TM) is fully scalable and may be reconfigured to suit a customer's ongoing needs.

EXPRESSBUYER(TM)

         ExpressBuyer(TM) is our purchasing component that enables an organization to reduce processing costs and improve productivity by automating purchasing methods. We believe ExpressBuyer(TM) offers the following benefits to our customers:

         Automation of procurement procedures and resulting costs reduction and productivity increases. ExpressBuyer(TM) automates the procurement of goods and services and significantly reduces processing costs and increases productivity. ExpressBuyer(TM) enables an organization to streamline and automate complex business processes. By operating without a complete re-engineering of the customers existing systems, ExpressBuyer(TM) takes advantage of investments in financial, human resource and enterprise resource planning systems. As a result, our services allow organizations to focus on value-added activities such as negotiating better discounts with preferred suppliers. In addition, our customers can order and receive requested items more quickly and with less effort, improving overall productivity.

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

         Sales costs reduction. ExpressSeller(TM) enables businesses to reduce sales costs. By automating catalog sales transactions, a business can reduce the costs associated with, and reduce the potential for, error inherent in paper-based ordering and payment processes. Product information can be distributed electronically, reducing the distribution costs of printed catalogs. In addition, suppliers can utilize their existing investments in inventory control and delivery systems, including catalogs and product web pages.

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

RESEARCH AND DEVELOPMENT

         Substantially all of the research and development regarding Expressorder(TM) has been outsourced to various consultants. During 1998, 1999 and 2000, we estimate that Plus Solutions incurred total development costs related to Expressorder(TM) of approximately $199,000, in addition to the devotion of substantial management resources, during that period. We believe the development of Expressorder(TM) is substantially complete and any further resources devoted to research and development will be used to make ongoing improvements to Expressorder(TM) in response to market demands. We intend to continue to outsource such development to consultants.

         We cannot be sure that continuing development of Expressorder(TM) will be completed or that, if completed, it will have the features or quality necessary to make it successful in the marketplace. Further, despite input by potential customers and our internal quality control, errors could be found in Expressorder(TM) that we have not anticipated. We may not be able to successfully correct these errors in a timely and cost effective manner. If we are not able to further develop or enhance our services in a timely and cost-effective basis, or if these new developments or enhancements do not have the features or quality necessary to make them successful in the marketplace, our business will be seriously harmed.

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

         Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, significantly greater name recognition and a larger existing base of customers. In addition, many of our competitors have well-established relationships with potential customers and have extensive knowledge of key industries. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of consolidation of the e-commerce solutions industry.

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

         We intend to file applications to trademark the terms "Expressorder", "ExpressBuyer" and "ExpressSeller" in the United States and other countries. These trademark applications are subject to review by applicable government authorities, may be opposed by private parties, and may not be approved by such authorities.

         Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our intellectual property.

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

EMPLOYEES

         As of October 31, 2000, we had a total of 4 employees, all of whom were management personnel. All of these employees are located in the our principal executive offices in Addison, Texas. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We consider our relations with our employees to be good.

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

BUSINESS LOCATIONS

         The Company's only business location is its principal executive offices located at 14677 Midway Road, Suite 206, Addison, Texas 75001. The phone number at this location is (972) 687-0090. We lease approximately 1,300 square feet of office space at this location.

                                PLAN OF OPERATION

         Plus Solutions, Inc, a Texas corporation, was organized in October 1998. To avoid confusion, we will refer to the Plus Solutions organized as a Texas corporation as "Texas Plus Solutions". Before March 10, 2000, Texas Plus Solutions pursued the business we now pursue. On March 10, 2000, Texas Plus Solutions was acquired by Sound Designs, Inc., a Nevada corporation that had been organized in September 1998. Although Sound Designs acquired Texas Plus Solutions, Texas Plus Solutions was considered the acquiring entity for accounting purposes. Following the acquisition, Sound Designs adopted the management and business plan of Texas Plus Solutions and subsequently changed its corporate name to Plus Solutions, Inc. in May 2000.

         We have not generated any revenues from our current business, which we commenced after and as a result of the acquisition of Texas Plus Solutions. In addition, Texas Plus Solutions never generated any revenues prior to its acquisition by Sound Designs. Although Sound Designs generated nominal revenues prior to the acquisition of Texas Plus Solutions, we have abandoned the business pursued by Sound Designs prior to the acquisition of Texas Plus Solutions. As a result, we consider the nominal revenues generated by Sound Designs while pursuing a line of business that we have abandoned to be immaterial and we have chosen not to discuss the operations of Sound Designs prior to the acquisition of Texas Plus Solutions.

         We are considered a development-stage company. We have experienced cumulative operating losses, and our operations are subject to risks and uncertainties, including, among others, risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. We cannot assure you that we will be successful in becoming profitable or generating positive cash flow in the future. Our fiscal year ends on December 31 of each calendar year.

PLAN OF OPERATION

         We have commenced marketing our products to potential customers. We intend to implement our Expressorder products in a limited number of customers so that we may provide each customer with adequate service and support. Following these initial implementations of Expressorder, we intend to increase our sales force and expand our marketing efforts to garner additional customers. In addition, we also intend to establish strategic partnerships with providers of other electronic commerce products and services to increase the efficacy and efficiency of our Expressorder products.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the financing arrangements described under the section titled "Financing Arrangements", we believe the initial $1,000,000 financing will enable us to continue our operations for approximately three to six months. However, while management believes our current financing arrangements will continue to provide additional funds to the Company in addition to the initial $1,000,000, we cannot assure you that these additional funds will be made available. If such additional funds are not made available, we may have to cease operations if replacement funding is not available.

         The availability of funds in excess of $1,000,000 under our current financing arrangements is dependent on the amount of our common stock owned by each of the four investors providing the financing. Each investor does not have any obligation to provide financing to us, other than such investor's allocated share of the initial $1,000,000 financing, if such additional financing would result in the investor owning more than 9.9% of our outstanding common stock in the form of convertible notes. Since the amount of common stock into which the convertible notes may be converted is dependent on the market price of our common stock, we may be unable to require the investors that are parties to our current financing arrangements to provide funding in excess of $1,000,000 if our stock price remains low or loses value. In addition, as the market price of our common stock declines, the amount of common stock into which the convertible notes may be converted increases proportionally. If financing in excess of $1,000,000 is not available to us under our current financing arrangements, we may need to secure additional financing in three to six months to continue implementation of our business plan. If we fail to acquire such additional financing, we may be forced to delay the full implementation of our business plan or we may be unable to continue our business at all.

RESEARCH AND DEVELOPMENT

         We anticipate research and development costs of approximately $100,000 during the next 12 months to provide enhancements and added functionality to our Expressorder(TM) product. Our anticipated expenditures may vary as a result of the number and type of customers which we serve, products and services offered by our competitors, and developments in the marketplace for our products and services.

EQUIPMENT AND CAPITAL EXPENDITURES

         We currently plan capital expenditures for equipment and software during the next 12 months totaling approximately $125,000. We believe such expenditures will include additional Internet data servers, additional communication equipment, a customer support call management system and upgrades of support software to support our Expressorder(TM) product. These expenditures will be tied to the number and type of customers which use our products, the specific product support requirements of those customers, and the volume of transactions processed.

EMPLOYEES

         We anticipate adding 30 additional employees during the next 12 months. We anticipate that the majority of these employees will be in the areas of sales and marketing, product development and support, and customer service and support. In addition, we anticipate adding a small number of administrative employees. The number and timing of such hirings will be a function of our success in acquiring customers, business volume, market opportunities, and the general business climate.

                             FINANCING ARRANGEMENTS

         On September 27, 2000, we entered into a subscription agreement with four investors, The Keshet Fund L.P., Keshet L.P., Nesher Ltd., and Talbiya B. Investments Ltd., which provided for an $8.5 million long-term financing commitment. The financing was arranged by KCM Ltd., a New York, New York investment firm. We initially sold to the investors a total of $500,000 of our 8% convertible notes for a purchase price equal to the principal amount of each note. In November 2000, we sold the investors an additional $250,000 of our convertible notes for a purchase price equal to the principal amount. As a result, each investor currently holds 8% convertible note in the amount set forth below:

                  The Keshet Fund L.P. ................       $185,000
                  Keshet L.P. .........................        390,000
                  Nesher Ltd. .........................         85,000
                  Talbiya B. Investments Ltd. .........         90,000
                                                              --------
                  TOTAL ...............................       $750,000

         The full principal amounts of the convertible notes must be paid on September 27, 2003. The convertible notes incur interest at the rate of 8% per year, which interest is paid quarterly. The convertible notes are a general obligation of Plus Solutions and payment of principal and interest under the notes is not secured by any specific assets.

         The offering of the convertible notes to the investors was a private offering made in reliance on Rule 506 of Regulation D under the United States Securities Act. Each of the investors represented to us in the Subscription Agreement that it qualifies as an accredited investor under Regulation D.

PURCHASE OF ADDITIONAL NOTES

         We have the right to require the investors to purchase additional convertible notes. In order to exercise this right, we must meet several conditions, among which are:

         o we have an effective registration statement under the United States Securities Act that covers at least 200% of the shares of our common stock issuable upon conversion of the total amount of outstanding convertible notes and 100% of the shares of our common stock issuable upon exercise of outstanding warrants issued as finders fees

         o we are a reporting company under the United States Securities Exchange Act

         o there has been no material adverse change in our business and no event of default under the convertible notes

         o our common stock is listed on a securities trading market and there is no outstanding trading halt or stop order regarding the listing, quotation or trading of our common stock

In addition, we may not require any investor to purchase an amount of convertible notes that, together with the other convertible notes and shares of our common stock held by the investor, would result in the investor beneficially owning more than 9.9% of our outstanding common stock. In addition, during any calendar month, we may not require the investors to purchase an amount of convertible notes greater than the lesser of (1) $1,500,000; or (2) 10% of the weighted average aggregate market price of the volume of our common stock traded each day for the 30 trading days immediately preceding the issuance.

         If these conditions and limitations are met, each investor may be required to purchase additional convertible notes up to the maximum amounts set forth below:


                  The Keshet Fund L.P. ....................$1,650,000
                  Keshet L.P. ............................. 3,225,000
                  Nesher Ltd. ............................. 1,275,000
                  Talbiya B. Investments Ltd. ............. 1,350,000
                                                           ----------
                  TOTAL ...................................$7,500,000

         As of March 28, 2001, The Keshet Fund L.P. and Keshet L.P. each beneficially owned 9.9% or more of our outstanding common stock. As a result, unless we issue a substantial number of additional shares of our common stock pursuant to other financing arrangements, acquisitions or strategic partnerships, we will not be able to require The Keshet Fund L.P. and Keshet L.P. to purchase additional convertible notes under the current financing arrangements.

CONVERSION RIGHTS

         The convertible notes may be converted into shares of our common stock at the option of the holder of each note. Each convertible note may be partially or fully converted into common stock. The number of shares into which each note may be converted is calculated by dividing the principal amount of the note, plus any accrued but unpaid interest on the note, by a conversion price. The conversion price of the convertible notes issued pursuant to the initial issuance in September 2000 is the lesser of (1) $.10 or (2) the average of the three lowest bid prices for our common stock during the 90 trading days preceding the conversion date. The conversion price of all convertible notes issued after the initial issuance, including the convertible notes issued in November 2000, is 84% of the lowest closing price for our common stock on the principal stock market on which our common stock is traded during the 10 trading days immediately preceding the date of conversion. The conversion price also may be adjusted upon the occurrence of specified events, including any division or combination of shares of our common stock and any recapitalization or restructuring.

         If we are unable to deliver stock certificates as a result of the conversion of a convertible note in a timely manner, we may be required to pay a late fee and other penalties to the holder of the note. If we are prohibited from issuing such stock certificates, we may be required to redeem the notes at 130% of their principal amount. Unless an investor provides us with 75 days notice, an investor may not convert any amount of a convertible note if, after the conversion, the investor would beneficially own more than 9.9% of our outstanding common stock.

REGISTRATION RIGHTS

         We are required to file a registration statement under the United States Securities Act that covers the resale by the investors of at least 200% of the shares of our common stock issuable upon conversion of the total amount of outstanding convertible notes and 100% of the shares of our common stock issuable upon exercise of outstanding warrants issued as finders fees. We must maintain the effectiveness of this registration statement until the latest of
(1) six months after the expiration of the warrants issued as finders fees; (2) twelve months after the last maturity date of all outstanding convertible notes; or (3) two years after the last date of issuance of a convertible note. We currently estimate that, as a result of these requirements, we will be required to maintain the effectiveness of this registration statement until March 2008.

         Even though we have filed the registration statement regarding the shares of our common stock underlying the currently outstanding convertible notes and finders warrants, the investors may require us to file an additional registration statement which covers the resale of the shares designated by the investors until September 2004. The investors also have the right to include shares of our common stock they hold in a registration statement we intend to file for our own account of for the account of another stockholder.

FINDERS FEES AND WARRANTS

         Upon any sale of convertible notes under the subscription agreement, we must pay to Alon Enterprises Ltd. finders fees in the form of cash and warrants to purchase shares of our common stock. The cash finders fees are equal to 10% of the total cash consideration paid by the investors for the convertible notes issued pursuant to such sale. The warrant finders fees enable Alon Enterprises to purchase a number of shares of our common stock equal to 12% of the number of shares of our common stock into which the convertible notes issued pursuant to such sale may be converted, calculated at the date of issuance, at an exercise price equal to 105% of the lowest closing bid price for our common stock on the principal stock market on which our common stock is traded during the 10 trading days immediately preceding the date of the sale of convertible notes. The finders warrants expire on the fifth anniversary of their date of issuance. Although the exercise price is established upon the issuance of the finders warrant, the exercise price may be adjusted upon the occurrence of specified events, including any division or combination of shares of our common stock, any recapitalization or restructuring, or any issuance of our common stock for a purchase price less that the current exercise price.

         Pursuant to the provisions of the subscription agreement, we issued a finders warrant to Alon Enterprises in September 2000 that is exercisable for 2,000,000 shares of our common stock at the exercise price of $.1365 per share. In addition, we issued finders warrants in November 2000 exercisable for 1,000,000 shares of our common stock at the exercise price of $.065625 per share.

         If we do not require the investors to purchase at least $2,000,000 of convertible notes during each 12 month period ending September 27, 2001, 2002 and 2003, we must issue additional warrants to Alon Enterprises. The $2,000,000 of convertible notes during each 12 month period does not include the $500,000 of convertible notes issued on September 27, 2000, but does include any convertible notes that we request the investors to purchase but the investors refuse to purchase because of the 9.9% beneficial ownership limitation. The number of shares of our common stock that may be acquired pursuant to such additional finders warrants are equal to the difference between the number of shares of our common stock that might have be acquired pursuant to warrants that would have been issued had we sold $2,000,000 of convertible notes during the preceding 12 month period and the number of shares of our common stock that can be acquired pursuant to finders warrants that were actually issued during such period.

OTHER PROVISIONS

         We made representations and warranties regarding Plus Solutions and the offering of the convertible notes that are customary in transactions similar to the sale of the convertible notes. The investors also made customary representations and warranties regarding their qualification as accredited investors and their investment intentions regarding the convertible notes.

         We and the investors each agreed to indemnify the other for damages arising from a breach of the agreement. We also agreed to customary mutual indemnification with respect to the registration rights conferred to the investors.

         Other than securities issued to our directors and employees or securities issued pursuant to mergers, acquisitions or strategic partnerships, we may not offer for sale any securities of Plus Solutions until 180 days after the effectiveness of the registration statement under the United States Securities Act that covers the resale by the investors of the shares of our common stock held by them. Until September 27, 2001, we must offer the investors a right of first refusal with respect to any financing transaction proposed by a third party, on the same terms and conditions as those proposed by such party.

                       INFORMATION ABOUT OUR CAPITAL STOCK

COMMON STOCK TRADING HISTORY

         Our common stock is traded on the Nasdaq OTC Bulletin Board system under the symbol "PLSO". The closing high and low price for our common stock at the end of each quarter since our common stock commenced trading is set forth below:

                  DATE                                   HIGH          LOW
                  ----                                   ----          ---
                  March 31, 2000 ....................... $7.63        $5.09

                  June 30, 2000 ........................ $5.63        $0.31

                  September 30, 2000 ................... $0.66        $0.09

                  December 31, 2000..................... $0.14        $0.05

         On February 28, 2001, the low price for our common stock was $0.05 and the high price was $0.05. On February 28, 2001, there were approximately 50 record holders of our common stock.

DIVIDENDS

         Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends with respect to our common stock and have no present intention to pay cash dividends with respect to our common stock. Our Series A Preferred Stock receives semi-annual dividends of $.07125 per share that cumulate if unpaid.

RECENT PRIVATE OFFERINGS

         In September 1998, we sold 1,000,000 shares of our common stock to our founders in a private transaction pursuant to Section 4(2) of the Securities Act for aggregate consideration of $2,500. All of these shares were canceled in January 2000.

         In March 1999, we sold 1,200,000 shares of our common stock to approximately 34 persons with whom our founders had pre-existing relationships in a private offering pursuant to Rule 504 under the Securities Act for aggregate consideration of $60,000.

         On March 10, 2000, we closed the Agreement and Plan of Merger with Texas Plus Solutions. Pursuant to the merger agreement, Texas Plus Solutions became our wholly-owned subsidiary. As consideration for the merger, the stockholders of Texas Plus Solutions received an aggregate of 23,340,000 shares of our common stock. The offering of our common stock to the stockholders of Texas Plus Solutions, each of whom qualifies as an "accredited investor", in accordance with the merger agreement was made pursuant to Rule 506 under the Securities Act.

         On August 1, 2000, we sold 100,000 shares of our Series A Preferred Stock and a warrant exercisable for 25,000 shares of our common stock to David Ballard for total cash consideration of $75,000. Shares of our Series A Preferred Stock are not convertible into our common stock and do not vote, except with respect to matters regarding which the holders of Series A Preferred Stock are required to vote by Nevada law. The warrant allows the holder to purchase up to 25,000 shares of our common stock for an exercise price of $.35 per share. The warrant expires on August 1, 2001. The offering of our Series A Preferred Stock to David Ballard, who qualifies as an "accredited investor", was made pursuant to Rule 506 under the Securities Act.

         On September 27, 2000, we closed the initial $500,000 of the $8.5 million long-term financing commitment with The Keshet Fund L.P., Keshet L.P., Nesher Ltd., and Talbiya B. Investments Ltd. The offering of our convertible notes to the investors, each of whom qualifies as an "accredited investor", was made pursuant to Rule 506 under the Securities Act.

         On November 29, 2000, we closed an additional $250,000 of the $8.5 million long-term financing commitment with The Keshet Fund L.P., Keshet L.P., Nesher Ltd., and Talbiya B. Investments Ltd. The offering of our convertible notes to the investors, each of whom qualifies as an "accredited investor", was made pursuant to Rule 506 under the Securities Act.

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

       EXHIBIT    DESCRIPTION

         2.1 Agreement and Plan of Merger dated as of February 21, 2000 by and among Sound Designs, Inc., SD Acquisition, Inc., and Plus Solutions, Inc. This exhibit is incorporated by reference from
                  Exhibit 2.1 to our Current Report on Form 8-K filed March 27, 2000.

         3.1 Certificate of Incorporation. This exhibit is incorporated by reference from Exhibit 3.1 to our Registration Statement on Form 10 filed December 1, 1999.

         3.2 Certificate of Amendment to Certificate of Incorporation dated May 31, 2000.

         3.3      Bylaws. This exhibit is incorporated by reference from Exhibit
                  3.2 to our Registration Statement on Form 10 filed December 1, 1999.

         4.1 Subscription Agreement dated September 27, 2000 among Plus Solutions, Inc. and the subscribers executing the same. This exhibit is incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed October 12, 2000.

REPORTS

         During our fiscal year ended December 31, 2000, we filed two current reports on Form 8-K under the Securities Exchange Act, our current report dated March 27, 2000, as amended May 26, 2000, and our current report dated October 12, 2000.

     PLUS SOLUTIONS, INC.
     (A DEVELOPMENT STAGE COMPANY)

     Financial Statements
     Year Ended December 31, 2000,
     Each of the Two Years in the Period Ended
     December 31, 2000, and
     Period From October 5, 1998 (Date of Inception) to
     December 31, 2000, and
     Independent Auditors' Report

    INDEX OF FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
Independent Auditors' Report ................................................................ F-2

Financial Statements:

 Balance Sheet as of December 31, 2000 ...................................................... F-3

 Statement of Operations for the Years Ended December 31, 2000 and 1999, and Period
  from October 5, 1998 (Date of Inception) to December 31, 2000 ............................. F-4

 Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000
  and 1999, and Period from October 5, 1998 (Date of Inception) to
  December 31, 2000 ......................................................................... F-5

 Statement of Cash Flows for the Years Ended December 31, 2000 and 1999, and Period
  from October 5, 1998 (Date of Inception) to December 31, 2000 ............................. F-6

 Notes to Financial Statements .............................................................. F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Plus Solutions, Inc.:

We have audited the accompanying balance sheet of Plus Solutions, Inc. (a development stage company) (the "Company") as of December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000, and for the period from October 5, 1998 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, and for the period from October 5, 1998 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2000, have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage at December 31, 2000. As discussed in Note 1 to the financial statements, the Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP


Dallas, Texas
February 2, 2001

PLUS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash                                                         $    145,609
   Prepaid expenses                                                      100
                                                                ------------

       Total current assets                                          145,709

PROPERTY AND EQUIPMENT - Net (Note 3)                                 89,757

PRODUCT DEVELOPMENT COSTS - Net (Note 1)                             191,160

DEFERRED FINANCING COSTS (Note 1)                                     70,139
                                                                ------------

TOTAL                                                           $    496,765
                                                                ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Deferred compensation                                        $    102,283
   Accrued professional fees                                         102,327
   Accrued interest and other                                          7,178
   Notes payable (Note 4)                                             68,317
                                                                ------------

       Total current liabilities                                     280,105

CONVERTIBLE NOTES PAYABLE - Net of discount of $221,750 (Note 4)     528,250

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
   Series A voting preferred stock, $.001 par value; 8,000,000
      shares authorized; 100,000 shares issued and outstanding        82,125
   Common stock, $.001 par value; 100,000,000 shares authorized;
      39,240,000 shares issued and outstanding                        39,240
   Common stock warrants                                             310,000
   Additional paid-in capital                                      8,675,394
   Deficit accumulated during the development stage since
      October 5, 1998                                             (9,418,349)
                                                                ------------

       Total stockholders' equity (deficit)                         (311,590)
                                                                ------------

TOTAL                                                           $    496,765
                                                                ============

See notes to financial statements.

PLUS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
PERIOD FROM OCTOBER 5, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                           CUMULATIVE
                                                                                             FROM
                                                          2000              1999           INCEPTION
                                                      ------------      ------------      ------------
REVENUES                                              $         --      $         --      $         --

OPERATING EXPENSES:
   Salaries and benefits                                   530,122         1,145,559         1,754,534
   General and administrative                              554,666           897,992         7,364,860
   Depreciation and amortization expense                    48,248            21,177            73,670
                                                      ------------      ------------      ------------

           Total operating expenses                      1,133,036         2,064,728         9,193,064
                                                      ------------      ------------      ------------

OPERATING LOSS                                          (1,133,036)       (2,064,728)       (9,193,064)

INTEREST AND OTHER EXPENSE - Net                          (210,286)           (2,373)         (218,160)
                                                      ------------      ------------      ------------

NET LOSS                                                (1,343,322)       (2,067,101)       (9,411,224)

PREFERRED STOCK - Dividends                                 (7,125)                             (7,125)
                                                      ------------      ------------      ------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS             $ (1,350,447)     $ (2,067,101)     $ (9,418,349)
                                                      ============      ============      ============

LOSS PER SHARE - Basic and diluted                    $      (0.04)     $      (0.10)
                                                      ============      ============

WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING - Basic
    and diluted                                         36,490,000        20,574,041
                                                      ============      ============


See notes to financial statements.

PLUS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
PERIOD FROM OCTOBER 5, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

                           CONVERTIBLE        COMMON STOCK        COMMON     ADDITIONAL
                            PREFERRED    ----------------------    STOCK       PAID-IN      DUE FROM     ACCUMULATED
                              STOCK        SHARES      AMOUNT     WARRANTS     CAPITAL     STOCKHOLDER     DEFICIT        TOTAL
                           -----------   ----------  ----------  ----------  -----------   -----------   ------------  -----------
BALANCE AS OF
   OCTOBER 5, 1998          $      --            --  $       --  $       --  $       --    $     --     $        --    $        --

   Issuance of preferred
      stock for services,
      516,379 shares          767,500                                                                                      767,500

   Issuance of common
      stock for services                 17,257,592   5,130,028                                                          5,130,028

   Issuance of common
      stock for cash                        336,404     100,000                                                            100,000

   Conversion of preferred
      stock, 105,949 shares  (157,472)      529,743     157,472                                                                 --

   Issuance of common
      stock for due from
      stockholder                            67,281      20,000                             (20,000)                            --

   Net loss                                                                                               (6,000,801)    (6,000,801)
                             --------    ----------   ---------  ----------  ----------    --------     -----------    -----------
BALANCE AS OF
   DECEMBER 31, 1998          610,028    18,191,020   5,407,500          --          --     (20,000)     (6,000,801)        (3,273)

   Issuance of common
      stock for services                  2,563,255     761,958                                                            761,958

   Issuance of common
      stock for cash                        533,571     190,250                 374,981                                    565,231

   Conversion of preferred
      stock, 410,431 shares  (610,028)    2,052,154     610,028                                                                 --

   Stock options granted to
      employees                                                                 760,000                                    760,000

   Collection of due from
      stockholder                                                                            20,000                         20,000

   Conversion of shares
      upon merger (Note 2)                           (6,946,396)              6,946,396                                         --

   Net loss                                                                                              (2,067,101)    (2,067,101)
                             --------    ----------   ---------  ----------  ----------    --------     -----------    -----------
BALANCE AS OF
   DECEMBER 31, 1999               --    23,340,000      23,340          --   8,081,377          --      (8,067,902)        36,815

   Issuance of preferred
      stock for cash,
       100,000 shares          75,000                                                                                       75,000

   Issuance of common
      stock for cash                        300,000         300                 349,686                                    349,986

   Issuance of common
      stock warrants                                                310,000                                                310,000

   Reverse merger with
      Sound Designs (Note 2)             15,600,000      15,600                  16,831                                     32,431

   Stock options granted to
      employees                                                                  40,000                                     40,000

   Beneficial conversion
      feature of notes
      (Note 4)                                                                  187,500                                    187,500

   Accretion of dividends       7,125                                                                         (7,125)           --

   Net loss                                                                                               (1,343,322)   (1,343,322)
                             --------   -----------   ---------  ----------  ----------    --------      -----------   -----------
BALANCE AS OF
   DECEMBER 31, 2000         $ 82,125    39,240,000   $  39,240  $  310,000  $8,675,394    $     --      $(9,418,349)  $  (311,590)
                             ========   ===========   =========  ==========  ==========    ========      ===========   ===========


See notes to financial statements.

PLUS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
PERIOD FROM OCTOBER 5, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                                                       CUMULATIVE
                                                                                                                          FROM
                                                                                       2000              1999           INCEPTION
                                                                                   ------------      ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                                        $ (1,343,322)     $ (2,067,101)     $ (9,411,224)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Loss on disposal of property and equipment                                                                              5,501
      Depreciation of property and equipment                                             35,076            21,177            60,498
      Amortization of debt discount                                                      17,250                              17,250
      Amortization of product development costs                                           8,311                               8,311
      Amortization of deferred financing costs                                            4,861                               4,861
      Issuance of common and preferred stock for services                                                 761,958         6,659,486
      Issuance of common stock warrants for services                                     71,000                              71,000
      Beneficial conversion feature on convertible notes                                187,500                             187,500
      Compensation from stock options granted to employees                               40,000           760,000           800,000
      Net changes in operating assets and liabilities:
         Prepaid expenses                                                                 1,108            (1,208)             (100)
         Accounts payable and accrued expenses                                           45,346           123,322           211,788
                                                                                   ------------      ------------      ------------

           Net cash used in operating activities                                       (932,870)         (401,852)       (1,385,129)
                                                                                   ------------      ------------      ------------

INVESTING ACTIVITIES:
   Additions to property and equipment                                                  (73,536)           (5,408)          (79,339)
   Capitalized product development costs                                               (102,031)          (97,440)         (199,471)
                                                                                   ------------      ------------      ------------

           Net cash used in investing activities                                       (175,567)         (102,848)         (278,810)
                                                                                   ------------      ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of preferred stock                                             75,000                              75,000
   Proceeds from issuance of common stock                                               349,986           565,231         1,015,217
   Proceeds from reverse merger                                                          32,431                              32,431
   Collection of due from stockholder                                                                       20,000           20,000
   Additions to convertible notes payable                                               750,000                             750,000
   Deferred financing costs                                                             (75,000)                            (75,000)
   Payments on notes payable                                                                               (5,100)           (8,100)
                                                                                   ------------      ------------      ------------

           Net cash provided by financing activities                                  1,132,417           580,131         1,809,548
                                                                                   ------------      ------------      ------------

NET INCREASE IN CASH                                                                     23,980            75,431           145,609

CASH, BEGINNING OF PERIOD                                                               121,629            46,198
                                                                                   ------------      ------------      ------------
CASH, END OF PERIOD                                                                $    145,609      $    121,629      $    145,609
                                                                                   ============      ============      ============
SUPPLEMENTAL INFORMATION:
   Interest paid                                                                   $        940      $         --      $         --
                                                                                   ============      ============      ============
   Income taxes paid                                                               $         --      $         --      $         --
                                                                                   ============      ============      ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Common stock warrants issued related to convertible notes payable (Note 4)      $    239,000      $         --      $         --
                                                                                   ============      ============      ============
   Notes payable issued for purchase of property and
      equipment (Note 4)                                                           $         --      $         --      $     76,417
                                                                                   ============      ============      ============
   Common stock issued for due from stockholder                                    $         --      $         --      $     20,000
                                                                                   ============      ============      ============

See notes to financial statements.

PLUS SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999, AND
PERIOD FROM OCTOBER 5, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BUSINESS - Plus Solutions, Inc. (a development stage company) (the "Company") was organized in October 1998 and is to be a provider of Internet-based, business-to-business, e-Commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas. The Company is considered to be a development stage company.

      The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including risks associated with technology and regulatory trends, growth competition by entities with greater financial and other resources, and the need for additional capital. There can be no assurances that the Company will be successful in becoming profitable or generating positive cash flow in the future. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently exploring various short-term and long-term financing alternatives, but does not know if these alternatives will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      PREPARATION OF FINANCIAL STATEMENTS in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates.

      PROPERTY AND EQUIPMENT are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment:

                    ASSET                                          USEFUL LIFE

         Furniture and fixtures                                      7 years
         Computers and office equipment                              3 years

      VALUATION OF LONG-LIVED ASSETS in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires the Company to periodically evaluate the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. An impairment loss is recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Since October 5, 1998 (date of inception) through December 31, 2000, no impairment losses have been identified.

      RESEARCH AND PRODUCT DEVELOPMENT COSTS are expensed as incurred until technological feasibility is established. Thereafter, product development and significant enhancement costs are capitalized and, upon product release, amortized to expense using the straight-line method over three years. Total costs capitalized related to research and product development were $102,031 and $97,440 in 2000 and 1999, respectively. Amortization of $8,311 has been recorded in 2000.

      DEFERRED FINANCING COSTS are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis, which approximates the interest method, over the life of the related convertible note payable (see Note 4). As of December 31, 2000, deferred financing costs of $75,000 are stated net of accumulated amortization of $4,861.

      REVENUES will be recognized as services are performed based primarily on a time-and-materials basis since the Company will provide its services of implementing its product into its customers' existing business processes. Revenues from maintenance and support contracts serviced by the Company will be recognized ratably over the terms of the contract period, which will typically be three years.

      STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages (but does not require) compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effects on operations in Note 5.

      DEFERRED INCOME TAXES are provided under the asset and liability method for temporary differences in the recognition of income and expense for tax and financial reporting purposes.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

2.    MERGERS AND ACQUISITIONS

      On March 10, 2000, the Company closed the Agreement and Plan of Merger entered into with Sound Designs, Inc. ("Sound Designs"), a Nevada corporation. As consideration for the merger, the stockholders of the Company (the accounting acquirer) received approximately 1.69 shares of Sound Designs (the legal acquirer) common stock for each share of the Company's common stock that they owned. As such, the Company's outstanding shares of common stock of 13,876,193 as of March 10, 2000, were converted into 23,340,000 shares. The stock conversion has been reflected in the accompanying financial statements, and all applicable references as to the number of common shares and per-share amounts have been restated. As a result, the former stockholders of the Company currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the reverse merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of the Company as the directors of the surviving company that will take the name of Plus Solutions, Inc. The "reverse merger" resulted in the Company being treated as the acquirer for accounting purposes. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and the Company's equity interest in Sound Design's net assets of $32,431 was recorded at Sound Design's historical cost basis. Other than the cash received upon the merger, no other assets or agreements were received from Sound Designs.

3.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2000, consist of the following:

         Furniture and fixtures                                      $  24,259
         Computers and office equipment                                125,996
                                                                     ---------

         Total                                                         150,255

         Less accumulated depreciation                                 (60,498)
                                                                     ---------

         Property and equipment - net                                $  89,757
                                                                     =========

4.    NOTES PAYABLE

      The Company negotiated two rounds of third-party financing during 2000 in the form of convertible notes payable bearing 8% interest. The notes are convertible, at a specified conversion price, into common shares of the Company's stock. The first round of financing was closed on September 27, 2000, and the Company received $500,000 upon the issuance of convertible notes bearing interest at 8% and maturing on September 27, 2003. The Company recorded, as interest expense and included in additional paid-in capital, a beneficial conversion feature, at an estimated value of $125,000 based on the $0.025 per-share excess of the estimated fair value of the stock of $0.125 per share over the conversion price of $0.10.

      The second round of financing was closed on November 29, 2000, and the Company received $250,000 upon the issuance of convertible notes bearing interest at 8% and maturing on November 29, 2003. The Company also recorded, as interest expense and included in additional paid-in capital, a beneficial conversion feature, at an estimated value of $62,500 based on the $0.0125 per-share excess of the estimated fair value of the stock of $0.0625 per share over the conversion price of $0.05.

      For assistance provided by an outside party in obtaining the financing, on September 27, 2000, the Company issued to the outside party 2,000,000 warrants to purchase common stock at an exercise price of $0.1365 per share, which are exercisable over a period of five years. These warrants have an initial estimated fair value of $191,000, recorded as debt discount, on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2000, unamortized debt discount of $175,083 is deducted from the related debt.

      In obtaining the November 29, 2000, financing, the Company also issued to the outside party 1,000,000 warrants to purchase common stock at an exercise price of $0.065625 per share, which are exercisable over a period of five years. These warrants have an initial estimated fair value of $48,000, recorded as debt discount, on the date of grant using the Black-Scholes option-pricing model. As of December 31, 2000, unamortized debt discount of $46,667 is deducted from the related debt.

      The Company purchased property and equipment in 1998 from a related company for a note payable of $76,417. The note bears interest, on unpaid scheduled payment amounts, monthly at 7% and is due on October 1, 2001. At December 31, 2000, the balance outstanding on the note payable is $68,317.

5.    STOCKHOLDERS' EQUITY

      SERIES A VOTING PREFERRED STOCK - The Company has authorized the issuance of up to 8,000,000 shares of its $.001 par value Series A Voting Preferred Stock. Each share of preferred stock shall have such rights, preferences, privileges and restrictions, including voting rights, dividend rights and liquidation preferences, as shall be determined by the Board of Directors. In October 1998, the Company issued 516,379 shares of preferred stock to directors and officers of the Company for services performed. Each share of preferred stock is convertible into five shares of common stock, and each share of preferred stock was valued at $2.50 per share based on the $0.50 per-share price of common shares issued for cash. In 1999 and 1998, all shares of preferred stock were converted into 2,581,897 shares of common stock. As of December 31, 1999, no shares of preferred stock were outstanding.

      In August 2000, the Company issued 100,000 shares of preferred stock at $0.75 per share for $75,000 in cash. In connection with these shares, the Company has recorded, at December 31, 2000, dividends of $7,125 based on the preferred stockholders being entitled to receive dividends at the rate of $0.07125 per share on December 31 and June 30 of each calendar year.

      COMMON STOCK - The Company has authorized the issuance of up to 100,000,000 shares of its $.001 par value common stock. The holders of common stock are entitled to one vote per share and are entitled to dividends when and if declared by the Board of Directors of the Company.

      COMMON STOCK WARRANTS - In addition to the common stock warrants issued, as described in Note 4, in September 2000, the Company also issued to a third party, for services performed during 2000, 800,000 warrants to purchase common stock at an exercise price of $0.20 per share, which are exercisable over a period of five years. These warrants, included in stockholders' equity, have an estimated fair value of $71,000 on the date of grant using the Black-Scholes option-pricing model.

      STOCK OPTION PLAN - On October 25, 1999, the Company adopted the 1999 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options and nonqualified options for up to 6,000,000 shares of common stock. Options expire no later than 10 years after the date of grant.

      Options granted in 2000 and 1999 are fully vested and exercisable as of the date of grant and remain exercisable for a period of 5 or 10 years after the date of grant. A summary of the activity for this plan follows:

                                                                                       WEIGHTED AVERAGE
                                                                                           EXERCISE
                                                          NUMBER OF SHARES              PRICE PER SHARE
                                                     -------------------------     -------------------------
                                                        2000           1999           2000           1999
                                                     ----------     ----------     ----------     ----------
Options outstanding, beginning of year                1,900,000             --     $     0.10     $       --

Granted                                                 375,000      1,900,000           0.36           0.10
                                                     ----------     ----------

Options outstanding, end of year                      2,275,000      1,900,000           0.14           0.10
                                                     ==========     ==========

Options exercisable, end of year                      2,275,000      1,900,000           0.14           0.10
                                                     ==========     ==========

Reserved for future options at December 31, 2000      3,725,000
                                                     ==========

      The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2000:

                                OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                      ----------------------------------------    ----------------------
                                      WEIGHTED
                                       AVERAGE       WEIGHTED                  WEIGHTED
      RANGE OF                        REMAINING      AVERAGE                    AVERAGE
      EXERCISE        NUMBER OF      CONTRACTUAL     EXERCISE     NUMBER OF     EXERCISE
       PRICES           SHARES           LIFE         PRICE         SHARES       PRICE
    -------------     ---------      -----------     --------     ---------    ---------
        $0.10         2,000,000       5.8 years      $ 0.10       2,000,000      $ 0.10
    $0.40 - $0.60       275,000       8.1 years        0.45         275,000        0.45
                      ---------                                   ---------

    $0.10 - $0.60     2,275,000       6.0 years        0.14       2,275,000        0.14
                      =========                                   =========

      The Company applies the provisions of APB No. 25 and related Interpretations in accounting for the Plan. Compensation of $40,000 and $760,000 was recorded for 100,000 and 1,900,000 options granted in 2000 and 1999, respectively, based on the $0.40 per-share excess of the estimated fair value of the stock of $0.50 per share over the exercise price, and is recorded in salaries and benefits expense as the options are fully vested. SFAS No. 123 prescribes a method to record compensation cost at the fair value of the options granted. Had compensation cost been determined with the method prescribed by SFAS No. 123, the Company's pro forma net loss would have been approximately $1,425,000 and $2,099,000 in 2000 and 1999, respectively.

      In the pro forma calculations, the weighted average fair value of options granted during 2000 and 1999 was estimated at $0.25 and $0.43 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: risk-free interest rates of 6.17% and 5.98%, respectively; no expected dividend yield; expected lives of five years; and expected volatility of 100% in 2000 and no expected volatility in 1999 (because the Company's stock was not publicly traded in 1999).

6.    COMMITMENTS

      The Company leases certain office space. Total rental expense was $28,821 and $21,318 for the years ended December 31, 2000 and 1999, respectively.

7.    INCOME TAXES

      At December 31, 2000, the Company had a net operating loss carryforward totaling approximately $9.4 million, the tax benefit of which is offset by a valuation allowance until realization is more likely than not.

                                     ******

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 30, 2001                     PLUS SOLUTIONS, INC.


                                         By:  /s/ MAX GOLDEN
                                              ---------------------------------
                                              Max Golden
                                              President and Chief Executive
                                              Officer

Date: March 30, 2001                     /s/ MAX GOLDEN
                                         --------------------------------------
                                         Max Golden
                                         President and Chief Executive Officer,
                                         Director (Principal Executive Officer)


Date: March 30, 2001                     /s/ MARTHA SCROGGINS
                                         --------------------------------------
                                         Martha Scroggins
                                         Secretary and Treasurer
                                         (Principal Accounting Officer)

Date: March 30, 2001                     /s/ DAVID BALLARD
                                         --------------------------------------
                                         David Ballard
                                         Director

Date: March 30, 2001                     /s/ STEPHEN GRAY
                                         --------------------------------------
                                         Stephen Gray
                                         Director

                                  EXHIBIT INDEX

        EXHIBIT   DESCRIPTION
        -------   -----------

         2.1 Agreement and Plan of Merger dated as of February 21, 2000 by and among Sound Designs, Inc., SD Acquisition, Inc., and Plus
                  Solutions, Inc. This exhibit is incorporated by reference from
                  Exhibit 2.1 to our Current Report on Form 8-K filed March 27,
                  2000.

         3.1 Certificate of Incorporation. This exhibit is incorporated by reference from Exhibit 3.1 to our Registration Statement on Form 10 filed December 1, 1999.

         3.2      Certificate of Amendment to Certificate of Incorporation dated
                  May 31, 2000.

         3.3      Bylaws. This exhibit is incorporated by reference from Exhibit
                  3.2 to our Registration Statement on Form 10 filed December 1,
                  1999.

         4.1      Subscription Agreement dated September 27, 2000 among Plus
                  Solutions, Inc. and the subscribers executing the same. This exhibit is incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed October 12, 2000.