Form 10QSB
period 2001-03-31
PLUS SOLUTIONS INC
filed 2001-05-22
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2001


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

ITEM 1.  FINANCIAL STATEMENTS

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                            March 31,     December 31,
                                                                              2001            2000
                                                                           -----------    -----------
                                                                           (Unaudited)

ASSETS

CURRENT ASSETS:
           Cash                                                            $     1,366    $   145,609
           Prepaid expenses                                                          0            100
                                                                           -----------    -----------

                      Total current assets                                       1,366        145,709

PROPERTY AND EQUIPMENT- Net                                                     81,195         89,757

PRODUCT DEVELOPMENT COSTS                                                      174,537        191,160

DEFERRED FINANCING COSTS                                                        63,889         70,139
                                                                           -----------    -----------

TOTAL                                                                      $   320,987    $   496,765
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Deferred compensation                                           $   120,283    $   102,283
           Accrued professional fees                                            98,327        102,327
           Accrued interest and other                                           25,653          7,178
           Notes payable                                                        73,317         68,317

                      Total current liabilities                                317,580        280,105
Convertible notes payable - Net of discount                                    548,167        528,250

STOCKHOLDERS' EQUITY (DEFICIT):
           Series A voting preferred stock; $.001 par value; 8,000,000
                shares authorized; 100,000 shares issued and outstanding        85,688         82,125
           Common stock, $.001 par value; 100,000,000 shares authorized;
                39,240,000 shares issued and outstanding                        39,240         39,240
           Common stock warrants                                               310,000        310,000
           Additional paid-in capital                                        8,675,394      8,675,394
           Deficit accumulated during
                the development stage since October 5, 1998                 (9,655,082)    (9,418,349)
                                                                           -----------    -----------
                      Total stockholders' deficit                             (544,760)      (311,590)
                                                                           -----------    -----------
TOTAL                                                                      $   320,987    $   496,765
                                                                           ===========    ===========




                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       For the Three
                                                   Months Ended March 31        Cumulative
                                                ----------------------------       From
                                                    2001            2000         Inception
                                                ------------    ------------    ------------

REVENUES                                        $         --    $         --    $         --

OPERATING EXPENSES:
        Salaries and benefits                         99,949         147,869       1,854,483
        General and administrative                    63,581          37,902       7,428,441
        Depreciation and amortization expense         54,640           6,312         128,310
                                                ------------    ------------    ------------

                  Total operating expenses           218,170         192,083       9,411,234
                                                ------------    ------------    ------------


OPERATING LOSS                                      (218,170)       (192,083)     (9,411,234)

INTEREST AND OTHER EXPENSES - Net                     15,000               0        (233,160)
                                                ------------    ------------    ------------

NET LOSS                                        $   (218,170)   $   (192,083)   $ (9,644,394)

Preferred Stock - Dividends                               --              --         (10,688)
                                                ------------    ------------    ------------

Net Loss Available to Common Stockholders       $   (236,733)   $   (192,083)   $ (9,655,082)
                                                ============    ============    ============

Loss per share:
        Basic and diluted                       $      (0.01)   $      (0.00)
                                                ============    ============


Weighted average common and common
   equivalent shares outstanding:
        Basic and diluted                         39,240,000      38,940,000
                                                ============    ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                               PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                                       For the Three
                                                                   Months Ended March 31,      Cumulative
                                                                 --------------------------       From
                                                                     2001          2000         Inception
                                                                 -----------    -----------   -------------

OPERATING ACTIVITIES:
          Net loss                                               $  (233,170)   $  (192,083)   $(9,644,394)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
          Loss on disposal of property and equipment                                                 5,501
          Depreciation of property and equipment                      11,850          6,312         72,348
          Amortization of debt discount                               19,917                        37,167
          Amortization of product development costs                   16,623                        24,934
          Amortization of deferred financing costs                     6,250                        11,111
          Issuance of common and preferred stock for services                                    6,659,486
          Noncash expense related to options and warrants                                        1,058,500
          Net changes in operating assets and liabilities:
                     Prepaid expenses                                    100          1,108
                     Accounts payable and accrued expenses            32,475        (33,145)       244,263
                                                                 -----------    -----------    -----------

                     Net cash used in operating activities          (145,955)      (217,808)    (1,531,084)
                                                                 -----------    -----------    -----------

INVESTING ACTIVITIES:
          Additions to property and equipment                         (3,288)       (24,504)       (82,627)
          Capitalized product development costs                                     (43,235)      (199,471)
                                                                 -----------    -----------    -----------

                     Net cash used in investing activities            (3,288)       (67,739)      (282,098)
                                                                 -----------    -----------    -----------

FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                    274,986      1,015,217
          Proceeds from issuance of preferred stock                                                 75,000
          Proceeds from reverse merger                                              107,431         32,431
          Proceeds from issuance of current debt                       5,000                         5,000
          Proceeds from issuance of convertible long-term debt                                     750,000
          Deferred financing costs                                                                 (75,000)
          Payments on notes payable                                                                 (8,100)
          Collection of due from stockholder                                                        20,000
                                                                 -----------    -----------    -----------
                     Net cash provided by financing activities         5,000        382,417      1,814,548
                                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (144,243)        96,870          1,366

CASH, BEGINNING OF PERIOD                                            145,609        121,629
                                                                 -----------    -----------    -----------

CASH, END OF PERIOD                                              $     1,366    $   218,499    $     1,366
                                                                 ===========    ===========    ===========


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

2.       FINANCIAL STATEMENT POLICIES

         BASIS OF PRESENTATION. The condensed financial statements include the accounts of the Company. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of March 31, 2001, and the results of operations for the three month periods ended March 31, 2001 and 2000. All adjustments are of a normal, recurring nature.

         These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results to be achieved for the full year.

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

3.       ACQUISITION

         On March 10, 2000, the Company closed the Agreement and Plan of Merger entered into with Sound Designs, a Nevada corporation. As consideration for the merger, the stockholders of the Company, the accounting acquirer, received approximately 1.69 shares of Sound Designs, the legal acquirer, common stock for each share of the Company's common stock they owned. As a result, the former stockholders of the Company currently own 60% of the outstanding shares of common stock of Sound Designs. In addition, the reverse merger agreement required all existing directors and officers of Sound Designs to resign and name the directors of the Company as the directors of the surviving company which has taken the name of Plus Solutions, Inc. The "reverse merger" resulted in the Company being treated as the acquirer for accounting purposes. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and the Company's equity interest in Sound Designs' net assets was recorded at Sound Designs' historical cost basis. Other than the cash received upon the merger, no other assets or agreements were received from Sound Designs.

4.       FINANCING ARRANGEMENTS

         On September 27, 2000, we entered into a subscription agreement with four investors, The Keshet Fund L.P., Keshet L.P., Nesher Ltd., and Talbiya B. Investments Ltd., which provided for an $8.5 million long-term financing commitment. The financing was arranged by KCM Ltd., a New York, New York investment firm. We initially sold to the investors a total of $500,000 of our 8% convertible notes for a purchase price equal to the principal amount of each note. In November 2000, we sold the investors an additional $250,000 of our convertible notes for a purchase price equal to the principal amount. As a result, each investor currently holds 8% convertible notes in the amount set forth below:


The Keshet Fund L.P. ...................   $    185,000
Keshet L.P. ............................        390,000
Nesher Ltd. ............................         85,000
Talbiya B. Investments Ltd. ............         90,000
                                           ------------
TOTAL ..................................   $    750,000
                                           ============

         The full principal amounts of the convertible notes must be paid on September 27, 2003 and on November 29, 2003. The convertible notes incur interest at the rate of 8% per year, which interest is paid quarterly. The convertible notes are a general obligation of Plus Solutions and payment of principal and interest under the notes is not secured by any specific assets.

         The offering of the convertible notes to the investors was a private offering made in reliance on Rule 506 of Regulation D under the United States Securities Act. Each of the investors represented to us in the subscription agreement that it qualifies as an accredited investor under Regulation D.

         In May 2001, we entered into an agreement with the investors to amend the terms of the Subscription Agreement. We agreed with the investors to:

         o terminate our right to sell any additional convertible notes to the investors;

         o eliminate any obligation to issue additional warrants to any party; and

         o limit the maximum percentage of our common stock that the investors, as a group, can own at any time to 4.99%.

         On May 14, we received $100,000 from The Keshet Fund LP on substantially similar terms as set forth in the subscription agreement executed on September 27, 2000 except for collateral provided to secure such $100,000 in the form of shares of our common stock pledged by Max Golden. We believe the $100,000 will provide us with operating capital for approximately 30 days. We have received verbal assurances from the investors that additional capital will be made available to us. However, we do not know in what amounts or on what terms such additional financing will be made available. We cannot be certain that such funding will be made available to us in sufficient amounts or on terms that will permit us to pursue our current business plan.

5.       STOCKHOLDERS' EQUITY

         Related to the above financing arrangements, there were 2,000,000 warrants issued on September 27, 2000, to Alon Enterprises, Ltd., with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.1365 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $191,000. As of March 31, 2001, unamortized debt discount of $159,166 is deducted from the related debt.

         Also related to the above financing arrangements, there were 1,000,000 warrants issued on November 29, 2000, to Alon Enterprises, Ltd., with the warrants being exercisable for a period of five years for common shares with an exercise price of $0.065625 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $48,000. As of March 31, 2001, unamortized debt discount of $42,667 is deducted from the related debt.

         The Company has also issued 800,000 warrants to a service provider, with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.20 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $71,000.

         During the third quarter of 2000, the Company issued 300,000 shares of common stock at $0.25 per share, and the Company also has issued 100,000 shares of preferred stock at $0.75 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the financial condition and results of operations of the Company for the three month period ended March 31, 2001 (the "First Quarter 2001" and "YTD 2001", respectively), as compared to the three month period ended March 31, 2000 (the "First Quarter 2000" and "YTD 2000", respectively). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

GENERAL

         The Company is to be a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas.

         We currently have sufficient working capital to continue our operations for approximately 30 days. We expect our operations to continue to produce a negative cash flow. Consequently, if we cannot raise additional capital within approximately 30 days, we will not be able to fund our continued operations. If adequate funding is not made available to us on acceptable terms, we will not be able to take advantage of unanticipated opportunities, develop new products or services, fund our continued operations, or otherwise respond to unanticipated competitive pressures. We cannot assure you that sufficient financing will be available on terms favorable to us, if at all. We have received verbal assurances from the investors that additional capital will be made available to us. However, we do not know in what amounts or on what terms such additional financing will be made available.

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

OPERATIONS

         There was no revenue in the First Quarter 2000 nor in the First Quarter 2001. Total operating expenses, including general and administrative costs were $192,083 for the First Quarter 2000 versus $233,170 for the First Quarter 2001. Contributing significantly to this increase in operating costs was the legal and accounting fees related to the registration statement, interest expense and amortization expense for debt discount, product development costs and deferred financing costs. As such, net operating losses increased when comparing First Quarter 2000 of $192,083 to First Quarter 2001 of $233,170.

LIQUIDITY AND CAPITAL RESOURCES

         On September 27, 2000, we entered into a subscription agreement with four investors to provide up to $8,500,000 of financing to us through the sale of convertible debentures. We sold an aggregate of $750,000 of convertible debentures and as of May 11, 2000, we mutually agreed with the investors to terminate our right to sell additional convertible debentures pursuant to the September 2000 subscription agreement.

         In May 2001, we entered into an agreement with the investors to amend the terms of the Subscription Agreement. We agreed with the investors to:

         o terminate our right to sell any additional convertible notes to the investors;

         o eliminate any obligation to issue additional warrants to any party; and

         o limit the maximum percentage of our common stock that the investors, as a group, can own at any time to 4.99%.

         On May 14, we received $100,000 from The Keshet Fund LP on substantially similar terms as set forth in the subscription agreement executed on September 27, 2000 except for collateral provided to secure such $100,000 in the form of shares of our common stock pledged by Max Golden. We believe the $100,000 will provide us with operating capital for approximately 30 days. We have received verbal assurances from the investors that additional capital will be made available to us. However, we do not know in what amounts or on what terms such additional financing will be made available. We cannot be certain that such funding will be made available to us in sufficient amounts or on terms that will permit us to pursue our current business plan.

         We have received verbal assurances from the investors that additional capital will be made available to us. However, we do not know in what amounts or on what terms such additional financing will be made available. We cannot be certain that such funding will be made available to us in sufficient amounts or on terms that will permit us to pursue our current business plan. If financing from our current investors is not available to us, we will need to secure additional financing immediately to continue implementation of our business plan,. If we fail to acquire such additional financing, we may be forced to delay the full implementation of our business plan or we may be unable to continue our business at all.

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company's 2001 quarterly period in comparison to 2000, contains forward-looking statements regarding current expectations, risks and uncertainties for future periods. The actual results could differ materially from those discussed here. As well as those factors discussed in this report, other factors that could cause or contribute to such differences include, among other items, cancellation of product development, lack of substantial additional financing, or an inability of management to successfully reduce operating expenses. Therefore, the condensed financial data for the periods presented may not be indicative of the Company's future financial condition or results of operations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 22, 2001                   PLUS SOLUTIONS, INC.


                                     By: /s/ MAX L. GOLDEN
                                        -----------------------------------
                                        Max L. Golden
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer