Form 10QSB
period 2001-06-30
PLUS SOLUTIONS INC
filed 2001-09-05
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2001


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

ITEM 1.  FINANCIAL STATEMENTS

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS



                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2001              2000
                                                                                     ------------      ------------
                                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
          Cash                                                                       $     17,149      $    145,609
          Prepaid expenses                                                                  1,000               100
                                                                                     ------------      ------------

                     Total current assets                                                  18,149           145,709

PROPERTY AND EQUIPMENT - Net                                                               69,345            89,757

PRODUCT DEVELOPMENT COSTS - Net                                                           157,914           191,160

DEFERRED FINANCING COSTS                                                                   71,181            70,139
                                                                                     ------------      ------------

TOTAL                                                                                $    316,589      $    496,765
                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
          Deferred compensation                                                      $    141,616      $    102,283
          Accrued professional fees                                                       125,827           102,327
          Accrued interest and other                                                       54,008             7,178
          Convertible notes payable - Net of discount of $2,709                           147,291
          Notes payable                                                                    68,317            68,317
                                                                                     ------------      ------------

                     Total current liabilities                                            537,059           280,105

CONVERTIBLE NOTES PAYABLE - Net of discount of $181,916                                   568,084           528,250

STOCKHOLDERS' EQUITY (DEFICIT):
          Series A voting preferred stock, $.001 par value; 8,000,000
            shares authorized; 100,000 shares issued and outstanding                       89,250            82,125
          Common stock, $.001 par value; 100,000,000 shares authorized;
            39,240,000 shares issued and outstanding                                       39,240            39,240
          Common stock warrants                                                           313,000           310,000
          Additional paid-in capital                                                    8,675,394         8,675,394
          Deficit accumulated during the development stage since October 5, 1998       (9,905,438)       (9,418,349)
                                                                                     ------------      ------------

                     Total stockholders' deficit                                         (788,554)         (311,590)
                                                                                     ------------      ------------

TOTAL                                                                                $    316,589      $    496,765
                                                                                     ============      ============




                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                               FOR THE THREE   FOR THE THREE   FOR THE SIX     FOR THE SIX
                                                MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED    CUMULATIVE
                                                  JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,         FROM
                                                    2001            2000          2001            2000          INCEPTION
                                               ------------    ------------    ------------    ------------    ------------

REVENUES                                       $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES:
       Salaries and benefits                         62,039         185,007         161,988         332,876       1,916,522
       General and administrative                   109,808          75,236         173,389         113,138       7,538,249
       Depreciation and amortization expense         28,473           8,279          56,946          14,591         130,616
                                               ------------    ------------    ------------    ------------    ------------

                 Total operating expenses           200,320         268,522         392,323         460,605       9,585,387
                                               ------------    ------------    ------------    ------------    ------------


OPERATING LOSS                                     (200,320)       (268,522)       (392,323)       (460,605)     (9,585,387)

INTEREST AND OTHER EXPENSE - Net                    (46,474)              0         (87,641)              0        (305,801)
                                               ------------    ------------    ------------    ------------    ------------

NET LOSS                                       $   (246,794)   $   (268,522)   $   (479,964)   $   (460,605)   $ (9,891,188)

Preferred stock - dividends                          (3,562)              0          (7,125)              0         (14,250)
                                               ------------    ------------    ------------    ------------    ------------

Net loss available to common stockholders      $   (250,356)   $   (268,522)   $   (487,089)   $   (460,605)   $ (9,905,438)
                                               ============    ============    ============    ============    ============

Loss per share:
       Basic                                   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)
       Diluted                                 $      (0.01)   $      (0.01)   $      (0.01)   $      (0.01)


Weighted average common and common
  equivalent shares outstanding:
       Basic                                     39,240,000      38,940,000      39,240,000      38,940,000
       Diluted                                   39,240,000      38,940,000      39,240,000      38,940,000


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                 FOR THE SIX     FOR THE SIX
                                                                 MONTHS ENDED    MONTHS ENDED     CUMULATIVE
                                                                   JUNE 30,        JUNE 30,          FROM
                                                                     2001           2000          INCEPTION
                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES:
          Net loss                                               $   (479,964)   $   (460,605)   $ (9,891,188)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
          Loss on disposal of property and equipment                                                    5,501
          Depreciation of property and equipment                       23,700          14,591          84,198
          Amortization of debt discount                                40,125                          57,375
          Amortization of product development costs                    33,246                          41,557
          Amortization of deferred financing costs                     13,958                          18,819
          Issuance of common and preferred stock for services                                       6,659,486
          Issuance of common stock warrants for services                                               71,000
          Beneficial conversion feature on convertible notes                                          187,500
          Noncash expense related to options and warrants                              40,000         800,000
          Net changes in operating assets and liabilities:
                     Prepaid expenses                                    (900)          1,108          (1,000)
                     Accounts payable and accrued expenses            109,663         (11,496)        321,451
                                                                 ------------    ------------    ------------

                     Net cash used in operating activities           (260,172)       (393,410)     (1,645,301)
                                                                 ------------    ------------    ------------

INVESTING ACTIVITIES:
          Additions to property and equipment                          (3,288)        (47,759)        (82,627)
          Capitalized product development costs                                       (51,451)       (199,471)
                                                                 ------------    ------------    ------------

                     Net cash used in investing activities             (3,288)        (99,210)       (282,098)
                                                                 ------------    ------------    ------------

FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                      274,986       1,015,217
          Proceeds from issuance of preferred stock                                                    75,000
          Proceeds from reverse merger                                                107,431          32,431
          Proceeds from issuance of current debt                        5,000          25,000           5,000
          Proceeds from issuance of convertible long-term debt        150,000                         900,000
          Deferred financing costs                                    (15,000)                        (90,000)
          Payments on notes payable                                    (5,000)                        (13,100)
          Collection of due from stockholder                                                           20,000
                                                                 ------------    ------------    ------------

                     Net cash provided by financing activities        135,000         407,417       1,944,548
                                                                 ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                      (128,460)        (85,203)         17,149

CASH, BEGINNING OF PERIOD                                             145,609         121,629               0
                                                                 ------------    ------------    ------------

CASH, END OF PERIOD                                              $     17,149    $     36,426    $     17,149
                                                                 ============    ============    ============


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

2.       FINANCIAL STATEMENT POLICIES

         BASIS OF PRESENTATION. The condensed financial statements include the accounts of the Company. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of June 30, 2001, and the results of operations for the three and six month periods ended June 30, 2001 and 2000. All adjustments are of a normal, recurring nature.

         These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be achieved for the full year.

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


                  The Keshet Fund L.P. ...........................................       $185,000
                  Keshet L.P. ....................................................        390,000
                  Nesher Ltd. ....................................................         85,000
                  Talbiya B. Investments Ltd. ....................................         90,000
                                                                                         --------
                  TOTAL ..........................................................       $750,000
                                                                                         ========

         The full principal amounts of the convertible notes must be paid on September 27, 2003, and on November 29, 2003. The convertible notes incur interest at the rate of 8% per year, which interest is paid quarterly. The convertible notes are a general obligation of Plus Solutions and payment of principal and interest under the notes is not secured by any specific assets.

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

         We received $100,000 on May 14, 2001, and $50,000 on June 18, 2001 from
The Keshet Fund L.P. on substantially similar terms as set forth in the subscription agreement executed on September 27, 2000, except for collateral provided to secure such $150,000 in the form of shares of our common stock pledged by our President.

         In August 2001, a stockholder loaned $225,000 to us for 120 days at an annual interest rate of 10%. Certain of these funds were loaned by us to Applied Technology Solution Integrators, Inc. ("ATSI") in furtherance of our plans to combine the operations of ATSI and the Company.

         We continue to attempt to raise funds to support our business plan. However, we do not know in what amounts or on what terms such additional financing will be made available or if it will be made available at all. We cannot be certain that such funding will be made available to us in sufficient amounts or on terms that will permit us to pursue our current business plan.

5.       STOCKHOLDERS' EQUITY

         Related to the above financing arrangements, there were 2,000,000 warrants issued on September 27, 2000, to Alon Enterprises, Ltd., with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.1365 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $191,000. As of June 30, 2001, unamortized debt discount of $143,249 is deducted from the related debt.

         Also related to the above financing arrangements, there were 1,000,000 warrants issued on November 29, 2000, to Alon Enterprises, Ltd., with the warrants being exercisable for a period of five years for common shares with an exercise price of $0.065625 per share. As of the date of issuance, the warrants were determined to have an estimated fair value of $48,000. As of June 30, 2001, unamortized debt discount of $38,667 is deducted from the related debt.

         Related to the above financing arrangements in May 2001 and June 2001, there were 100,000 warrants and 50,000 warrants issued, respectively, to The Keshet Fund L.P. with the warrants being exercisable for a period of five years for common shares, with an exercise price of $0.021 per share and $0.0168 per share, respectively. As of the date of issuance, the warrants were determined to have an estimated fair value of $2,000 and $1,000, respectively. As of June 30, 2001, unamortized debt discount of $1,750 and $959, respectively, is deducted from the related debt.

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

6.       RECENT ACCOUNTING PRONOUNCEMENTS

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the financial condition and results of operations of the Company for the fiscal quarter and six month period ended June 30, 2001 (the "Second Quarter 2001" and "YTD 2001", respectively), as compared to the fiscal quarter and the six month period ended June 30, 2000 (the "First Quarter 2000" and "YTD 2000", respectively). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

RECENT DEVELOPMENTS

         We recently agreed with ATSI to combine the operations of ATSI and the Company. It is currently undetermined how this combination will be affected, but the management of both the Company and ATSI are working in conjunction to develop a plan to combine the business in a manner most advantageous for the stockholders of Plus Solutions and ATSI.

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

OPERATIONS

         There was no revenue in the Second Quarter 2000 nor in the Second Quarter 2001. Total operating expenses, including general and administrative costs, were $268,522 for the Second Quarter 2000 versus $200,320 for the Second Quarter 2001. Contributing significantly to this overall decrease were lower salaries and benefits. Deferred financing costs and amortization expense for the period increased along with legal and accounting costs related to the registration statement. As such, net operating losses decreased when comparing Second Quarter 2000 of $268,522 to the Second Quarter 2001 of $200,320.

         Total operating expenses, including general and administrative costs were $460,605 for the six months of 2000 versus $392,323 for the six months ended 2001. Contributing significantly to this were decreases in salaries and benefits. Deferred financing costs, amortization expense, product development costs and legal and accounting fees increased in this period. Net operating losses decreased for the six months when comparing the first six months of 2000 of $460,605 to the first six months of 2001 of $392,323.

         Net loss increased for the first six months of 2001 with a total of $479,964 as compared to the first six months of 2000 of $460,605 due to interest expense of $87,641.

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

         We received $100,000 on May 14, 2001, and $50,000 on June 18, 2001 from
The Keshet Fund L.P. on substantially similar terms as set forth in the subscription agreement executed on September 27, 2000, except for collateral provided to secure such $150,000 in the form of shares of our common stock pledged by Max Golden.

         In August 2001, a stockholder loaned $225,000 to us for 120 days at an annual interest rate of 10%. Certain of these funds were loaned by us to Applied Technology Solution Integrators, Inc. ("ATSI") in furtherance of our plans to combine the operations of ATSI and the Company.

         We continue to attempt to raise funds to support our business plan. However, we do not know in what amounts or on what terms such additional financing will be made available or if it will be made available at all. We cannot be certain that such funding will be made available to us in sufficient amounts or on terms that will permit us to pursue our current business plan.

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


Date: August 27, 2001                 PLUS SOLUTIONS, INC.


                                      By: /s/ MAX L. GOLDEN
                                          --------------------------------------
                                          Max L. Golden
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer