Form 10QSB
period 2001-09-30
PLUS SOLUTIONS INC
filed 2001-11-26
CIK 1081418

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2001


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

                            CONDENSED BALANCE SHEETS


                         PART 1 - FINANCIAL INFORMATION

                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                         2001                   2000
                                                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
          Cash                                                                       $       12,464      $      145,609
          Prepaid expenses                                                                    1,000                 100

                     Total current assets                                                    13,464             145,709

PROPERTY AND EQUIPMENT - Net                                                                 60,686              89,757
PRODUCT DEVELOPMENT COSTS                                                                   141,291             191,160
DEFERRED FINANCING COSTS                                                                     63,472              70,139
GOODWILL                                                                                    156,054

TOTAL                                                                                $      434,967      $      496,765

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts Payable                                                           $       13,585
          Deferred compensation                                                             156,616      $      102,283
          Accrued professional fees                                                         121,111             102,327
          Accrued interest and other                                                         75,046               7,178
          Convertible notes payable - net of discount of $1,974                             148,026
          Notes payable - net of discount of $132,217                                       280,343              68,317

                     Total current liabilities                                              794,727             280,105

CONVERTIBLE NOTES PAYABLE                                                                   587,557             528,250

STOCKHOLDERS' EQUITY (DEFICIT):
          Series A voting preferred stock, $.001 par value; 8,000,000
            shares authorized; 100,000 shares issued and outstanding                         92,812              82,125
          Convertible Series B preferred stock, 1,100,000 shares authorized;
            1,055,819 shares issued and outstanding                                           1,054
          Common stock, $.001 par value; 100,000,000 shares authorized;
            39,240,000 shares issued and outstanding                                         41,636              39,240
          Common stock warrants                                                             313,000             310,000
          Additional paid-in capital                                                      8,840,649           8,675,394
          Deficit accumulated during the development stage since October 5, 1998        (10,236,468)         (9,418,349)

                     Total stockholders' deficit                                           (947,317)           (311,590)

TOTAL                                                                                $      434,967      $      496,765



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              FOR THE THREE     FOR THE THREE   FOR THE NINE    FOR THE NINE
                                               MONTHS ENDED     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED    CUMULATIVE
                                                 SEPT 30,         SEPT 30,        SEPT 30,         SEPT 30,         FROM
                                                   2001             2000           2001              2000        INCEPTION
REVENUES                                       $         --    $         --    $         --    $         --    $         --

OPERATING EXPENSES:
       Salaries and benefits                         93,408         112,743         255,396         399,195       2,009,930
       General and administrative                   107,638         286,057         281,027         422,195       7,645,887
       Depreciation and amortization expense         28,473          10,207          85,419          24,798         159,089

                 Total operating expenses           229,519         409,007         621,842         846,188       9,814,906


OPERATING LOSS                                     (229,519)       (409,007)       (621,842)       (846,188)     (9,814,906)

INTEREST AND OTHER EXPENSE - Net                    (97,949)       (125,000)       (185,590)       (125,000)       (403,750)

NET LOSS                                       $   (327,468)   $   (534,007)   $   (807,432)   $   (971,188)   $(10,218,656)

Preferred stock - dividends                          (3,562)              0         (10,687)              0         (17,812)

Net loss available to common stockholders      $   (331,030)   $   (534,007)   $   (818,119)   $   (971,188)   $(10,236,468)

Earnings per share:
       Basic                                   $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
       Diluted                                 $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)


Weighted average common and common
  equivalent shares outstanding:
       Basic                                     41,685,000      38,940,000      41,685,000      38,940,000
       Diluted                                   41,685,000      38,940,000      41,685,000      38,940,000



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              PLUS SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                           FOR THE NINE       FOR THE NINE
                                                                           MONTHS ENDED       MONTHS ENDED       CUMULATIVE
                                                                           SEPTEMBER 30,      SEPTEMBER 30,         FROM
                                                                               2001               2000            INCEPTION
OPERATING ACTIVITIES:
          Net loss                                                        $    (807,432)    $    (994,612)    $ (10,218,656)
          Adjustments to reconcile net loss to net cash
            used in operating activities:
          Loss on disposal of property and equipment                                                                  5,501
          Depreciation of property and equipment                                 35,551            24,798            96,049
          Amortization of debt discount                                          92,766                             110,016
          Amortization of product development costs                              49,867                              58,178
          Amortization of deferred financing costs                               21,666                              26,528
          Issuance of common and preferred stock for services                                                     6,659,486
          Issuance of common stock warrants for services                          3,000                              74,000
          Beneficial conversion feature on convertible notes                                                        187,500
          Noncash expense related to options and warrants                                         236,000           800,000
          Net changes in operating assets and liabilities:
                     Prepaid expenses                                              (900)            1,108            (1,000)
                     Accounts payable and accrued expenses                      154,574           (12,093)          366,361

                     Net cash used in operating activities                     (450,908)         (744,799)       (1,836,037)

INVESTING ACTIVITIES:
          Additions to property and equipment                                    (6,480)          (70,773)          (85,819)
          Additions to goodwill in ATSI merger                                 (155,000)                           (155,000)
          Capitalized product development costs                                                   (81,451)         (199,471)
          Cash acquired in reverse merger                                                         107,431
          Change in other assets                                                                  (50,000)

                     Net cash used in investing activities                     (161,480)          (94,793)         (440,290)

FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                                  349,986         1,015,217
          Proceeds from issuance of preferred stock                                                75,000            75,000
          Proceeds from reverse merger                                                                               32,431
          Proceeds from issuance of notes payable                               351,500            45,000           351,500
          Proceeds from issuance of convertible long-term debt                  150,000           425,000           900,000
          Deferred financing costs                                              (15,000)                            (90,000)
          Payments on notes payable                                              (7,257)          (25,000)          (15,357)
          Collection of due from stockholder                                                                         20,000

                     Net cash provided by financing activities                  479,243           869,986         2,288,791

NET INCREASE (DECREASE) IN CASH                                                (133,145)           30,394            12,464

CASH, BEGINNING OF PERIOD                                                       145,609           121,629                 0

CASH, END OF PERIOD                                                       $      12,464     $     152,023     $      12,464



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

2.       FINANCIAL STATEMENT POLICIES

         BASIS OF PRESENTATION. The condensed financial statements include the accounts of the Company. The condensed financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the Company's financial position as of September 30, 2001, and the results of operations for the nine month periods ended September 30, 2001 and 2000. All adjustments are of a normal, recurring nature.

         These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto prepared by the Company. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results to be achieved for the full year.

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

         BUSINESS. The Company, organized in October 1998, is to be a provider of Internet-based, business-to-business, e-commerce solutions and services that enable buyers and suppliers to automate business transactions on the Internet. The Company is headquartered in Addison, Texas. See Note 3.

3.       ACQUISITIONS

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

         On September 5, 2001, the Company acquired Applied Technology Solution Integrators, Inc. ("ATSI") for stock and assumption of debt. The Company issued 1,053,819 shares of Series B Convertible Preferred Stock valued at $.001 per share. The Company had also advanced to ATSI $150,000 prior to consummating the merger. The value of the stock issued (approximately $1,000) and the advances of $150,000 were recorded as "Costs in Excess of Net Assets Acquired" in the accompanying balance sheets. For the period September 5, 2001 to September 30, 2001, the results of operations of ATSI are not included in the accompanying statement of operations. The company does not believe the purchase price allocation will change significantly once the audited financial statements of ATSI are made available. The Company will amend this 10Q once the ATSI financial statements are available and if the differences are significant.

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

         On May 14, 2001 we received $100,000 from The Keshet Fund LP on substantially similar terms as set forth in the subscription agreement executed on September 27, 2000 except for collateral provided to secure such $100,000 in the form of shares of our common stock pledged by Max Golden.

         In August 2001, a stockholder loaned $225,000 to us for 120 days at an annual interest rate on 10%. Certain of these funds were loaned by us to Applied Technology Solution Integrators, Inc. ("ATSI") in furtherance of our plans to combine the operations of ATSI and the Company. Subsequently, the stockholder extended the term of the loan from 120 to 180 days. In connection with this loan, the Company issued 345,000 shares of common stock (valued at $24,150). This was recorded as a debt discount which is being amortized through maturity to interest expense using the interest method.

         In September 2001, a stockholder loaned the Company $100,000 for 180 days at an annual rate of 10%. A second stockholder loaned the Company $26,000 for 60 days at an annual rate of 10%. In connection with these loans, the Company issued 2,050,000 shares of common stock (valued at $143,500). This was recorded as a debt discount which is being amortized through maturity to interest expense using the interest method. Also granted in conjunction with this transaction were warrants to purchase 1,000,000 shares of common stock at $0.10 per share and 1,000,000 shares of common stock at $0.15 per share. The warrants expire September 5, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the financial condition and results of operations of the Company for the fiscal quarter and nine month period ended September 30, 2001 (the "Third Quarter 2001" and "YTD 2001", respectively), as compared to the fiscal quarter and the nine month period ended September 30, 2000 (the "Third Quarter 2000" and "YTD 2000", respectively). This discussion should be read in conjunction with the Condensed Financial Statements and the related Notes attached hereto.

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

         On September 5, 2001, the Company acquired Applied Technology Solution Integrators, Inc. ("ATSI") for stock and assumption of debt. The Company issued 1,053,819 shares of Series B Convertible Preferred Stock valued at $.001 per share. The Company had also advanced to ATSI $150,000 prior to consummating the merger. The value of the stock issued (approximately $1,000) and the advances of $150,000 were recorded as "Costs in Excess of Net Assets Acquired" in the accompanying balance sheets. For the period September 5, 2001 to September 30, 2001, the results of operations of ATSI are not included in the accompanying statement of operations. The company does not believe the purchase price allocation will change significantly once the audited financial statements of ATSI are made available. The Company will amend this 10Q once the ATSI financial statements are available and if the differences are significant.

OPERATIONS

         There was no revenue in the Third Quarter 2000 nor in the Third Quarter 2001. Total operating expenses, including general and administrative costs, were $409,007 for the Third Quarter 2000 versus $229,519 for the Third Quarter 2001. Contributing significantly to this overall decrease were lower salaries and benefits. Interest expense, deferred financing costs and amortization expense for the period decreased. As such, net operating losses decreased when comparing Third Quarter 2000 $534,007 to the Third Quarter 2001 to $327,468.

         Total operating expenses, including general and administrative costs were $846,188 for the nine months of 2000 versus $621,842 for the nine months ended 2001. Contributing significantly to this were decreases in salaries and benefits as well as total general and administrative costs. Net operating losses decreased for the nine months when comparing the first nine months of 2000 of $971,188 to the first nine months of 2001 of $807,432.

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

         In August 2001, a stockholder loaned $225,000 to us for 120 days at an annual interest rate on 10%. Certain of these funds were loaned by us to Applied Technology Solutions Integrators, Inc. ("ATSI") in furtherance of our plans to combine the operations of ATSI and the Company.

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


Date: November 20, 2001                PLUS SOLUTIONS, INC.


                                       By: /s/ MAX L. GOLDEN
                                          --------------------------------------
                                          Max L. Golden
                                          Chairman of the Board of Directors and
                                          Chief Financial Officer